Form 10-Q
period 1994-12-31
COMSHARE INC
filed 1995-02-14
CIK 201513

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                    FORM 10-Q




         X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 1994

                             OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _____ to _____.

                  Commission File Number 0-4096

                      Comshare, Incorporated
      (Exact name of registrant as specified in its charter)

                Michigan                     38-1804887
      (State or other jurisdiction of      (I.R.S. Employer
     incorporation or organization)      Identification No.)

3001 South State Street, Ann Arbor, Michigan         48108
(Address of principal executive offices)          (Zip Code)

                          (313) 994-4800
       (Registrant's telephone number, including area code)


                          Not Applicable

       (Former name, former address and former fiscal year,
                  if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   X     NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (January 31, 1995).

                                             Outstanding at
            Class of Common Stock            January 31, 1995

              $1.00 par value                5,443,328 shares

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

                      Comshare, Incorporated
               Condensed Consolidated Balance Sheet

                                             December 31,      June 30,
                                                 1994            1994
Assets
 Current Assets
   Cash                                     $    533,500       $  1,773,900
   Accounts receivable, net                   32,088,400         30,846,600
   Other current assets                        4,719,800          5,498,800
                                            ------------       ------------
     Total current assets                     37,341,700         38,119,300

 Property and equipment, net                   3,536,600          4,197,600
 Computer software, net                       39,787,100         40,235,600
 Goodwill, net                                 2,047,300          2,033,000
 Other assets                                  4,809,100          4,358,200
                                            ------------       ------------
                                            $ 87,521,800       $ 88,943,700
                                            ============       ============

Liabilities and Shareholders' Equity

 Current Liabilities
   Notes payable                            $    201,100       $     28,700
   Accounts payable                           10,759,600         10,607,900
   Accrued liabilities                         5,979,700          7,672,900
   Income taxes                                1,262,600            641,700
   Deferred revenue                           18,670,900         19,616,800
                                            ------------       ------------
     Total current liabilities                36,873,900         38,568,000

 Long-term debt                               12,663,000         15,354,400
 Deferred income taxes                         5,725,800          5,510,500
 Other liabilities                             2,954,700          3,005,000
 Shareholders' equity                         29,304,400         26,505,800
                                            ------------       ------------
                                            $ 87,521,800       $ 88,943,700
                                            ============       ============




 See accompanying notes to condensed consolidated financial statements.

                       Comshare, Incorporated
             Condensed Consolidated Statement of Income

                                                   Three Months Ended
                                                      December 31,
                                                 1994              1993

Revenue
  Software licenses                         $ 13,017,600       $  9,793,200
  Software maintenance                         9,237,400          9,915,400
  Implementation and consulting services       5,259,300          3,903,800
  Remote processing and other                    141,400            166,700
                                            ------------       ------------
                                              27,655,700         23,779,100

Costs and expenses
 Selling and marketing                        11,513,700         11,860,400
 Cost of revenue and support                   5,979,400          4,159,400
 Internal research and product development     4,030,800          4,676,400
 Internally capitalized software              (2,940,300)        (3,284,500)
 Software amortization                         3,261,600          2,911,700
 General and administrative                    2,964,100          1,755,000
                                            ------------       ------------
                                              24,809,300         22,078,400
                                            ------------       ------------
Income from operations                         2,846,400          1,700,700

Other income (expense)
 Interest income                                  34,900             16,600
 Interest expense                               (210,400)          (131,400)
 Exchange loss                                    (6,000)          (180,200)
                                            ------------       ------------
                                                (181,500)          (295,000)

Income before income taxes                     2,664,900          1,405,700
Provision for income taxes                       984,300            354,100
                                            ------------       ------------
Net income                                  $  1,680,600       $  1,051,600
                                            ============       ============

Weighted average number of common
  and dilutive common equivalent shares        5,549,600          5,475,300
                                            ============       ============

Net income per common share                         $.30               $.19
                                                    ====               ====

See accompanying notes to condensed consolidated financial statements.

                                                   Six Months Ended
                                                      December 31,
                                                 1994              1993

Revenue
  Software licenses                         $ 23,023,900       $ 17,625,900
  Software maintenance                        18,208,600         20,967,300
  Implementation and consulting services      10,321,100          8,353,200
  Remote processing and other                    259,800            562,600
                                            ------------       ------------
                                              51,813,400         47,509,000

Costs and expenses
  Selling and marketing                       21,745,200         22,892,900
  Cost of revenue and support                 11,361,100          8,421,200
  Internal research and product development    8,100,800          9,899,500
  Internally capitalized software             (6,019,100)        (6,796,800)
  Software amortization                        6,647,000          5,919,900
  General and administrative                   5,714,400          4,474,600
                                            ------------       ------------
                                              47,549,400         44,811,300
                                            ------------       ------------
Income from operations                         4,264,000          2,697,700

Other income (expense)
  Interest income                                 56,000             44,900
  Interest expense                              (397,800)          (271,300)
  Exchange loss                                  (42,900)          (138,600)
                                            ------------       ------------
                                                (384,700)          (365,000)

Income before income taxes                     3,879,300          2,332,700
Provision for income taxes                     1,447,900            624,000
                                            ------------       ------------
Net income                                  $  2,431,400       $  1,708,700
                                            ============       ============

Weighted average number of common
 and dilutive common equivalent shares         5,522,300          5,446,700
                                             ===========       ============

Net income per common share                         $.44               $.31
                                                    ====               ====

See accompanying notes to condensed consolidated financial statements.

                           Comshare, Incorporated
               Condensed Consolidated Statement of Cash Flows

                                                   Six Months Ended
                                                      December 31,
                                                 1994              1993
Cash flows from operating activities
 Cash received from customers               $ 49,934,500       $ 43,931,500
 Cash paid to suppliers and employees        (41,443,600)       (38,701,400)
 Interest received                                56,100             45,400
 Interest paid                                  (270,300)          (268,400)
 Income tax refunds/(paid), net                   15,300           (231,000)
                                            ------------       ------------
 Net cash provided by operating activities     8,292,000          4,776,100

Cash flows from investing activities
 Additions to computer software               (6,019,200)        (6,801,000)
 Payments for equipment                         (433,100)          (654,000)
 Proceeds from sale of undeveloped land                0          3,376,100
 Other                                          (651,800)          (853,300)
                                            ------------       ------------
 Net cash used in investing activities        (7,104,100)        (4,932,200)

Cash flows from financing activities
 Net borrowings under notes payable              159,200            205,800
 Repayments under long-term debt              (2,747,900)        (2,206,900)
 Other                                           172,900                  0
                                            ------------       ------------
 Net cash used in financing activities        (2,415,800)        (2,001,100)

Effect of exchange rate changes                  (12,500)           (23,200)

Net decrease                                  (1,240,400)        (2,180,400)

Balance at beginning of period                 1,773,900          2,592,500
                                            ------------       ------------
Balance at end of period                    $    533,500       $    412,100
                                            ============       ============



See accompanying notes to condensed consolidated financial statements.

                              Comshare, Incorporated
                   Condensed Consolidated Statement of Cash Flows

                                                   Six Months Ended
                                                      December 31,
                                                 1994              1993
Net income                                  $  2,431,400       $  1,708,700

Adjustments to reconcile net income
 to net cash provided by
 operating activities:

 Depreciation and amortization                 8,041,700          7,708,400
 Gain on sale of undeveloped land                      0         (1,101,900)
 Other                                           (61,000)            95,200

 Change in operating assets and liabilities:

   Accounts receivable                          (696,000)        (1,083,600)
   Other current assets                          190,000            740,100
   Other assets                                        0            189,000
   Accounts payable                             (173,100)           882,300
   Accrued liabilities                        (1,062,800)        (2,262,900)
   Deferred revenue                           (1,265,100)        (2,587,400)
   Deferred credits                              804,400            478,300
   Other liabilities                              82,500              9,900
                                            ------------       ------------
 Total adjustments                             5,860,600          3,067,400
                                            ------------       ------------
Net cash provided by operating activities   $  8,292,000       $  4,776,100
                                            ============       ============


See accompanying notes to condensed consolidated financial statements.

                      Comshare, Incorporated
       Notes to Condensed Consolidated Financial Statements
                        December 31, 1994

NOTE A - GENERAL INFORMATION

   The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K. There have been no significant changes in such information since the date of such financial statements except as noted below.

   In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, required to present fairly its consolidated financial position as of December 31, 1994 and June 30, 1994, the results of operations for the three and six months ended December 31, 1994 and 1993 and cash flows for the six months ended December 31, 1994 and 1993.

   Certain amounts in the prior years condensed consolidated financial statements have been reclassified to conform with the current presentation.

   The results of operations for the second quarter ended December 31, 1994 are not necessarily indicative of the results to be expected in the future.

NOTE B - BORROWINGS

   On October 31, 1994 the Company entered into a $14,000,000 amended and restated, secured domestic credit agreement with certain of its banks which matures on October 31, 1997. This agreement replaces the former $13,000,000 domestic line of credit. The amended and restated credit agreement contains covenants regarding among other things, working capital, current ratio and net worth. Permitted borrowings under the credit agreement are based on a percentage of worldwide eligible accounts receivable and worldwide borrowings. Interest is at the bank's prime rate plus 1% and reduces, upon the Company's meeting certain financial criteria, to the Eurodollar rate plus applicable margin, which varies between 1-1/2% and 2-1/2%.

NOTE C - FINANCIAL INSTRUMENTS

   The Company at various times has entered into forward exchange contracts to hedge exposures related to foreign currency transactions. The Company does not use any other types of financial instruments to hedge such exposures nor does it engage in speculation. In general the Company only hedges against large selective transactions that present the most exposure to exchange rate fluctuations. The foreign exchange contracts vary in maturity dates but most do not exceed 12 months.

NOTE D - FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

   The net change in shareholders' equity during the six months ended December 31, 1994 resulting from translation adjustments was an increase of $194,300.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS (dollars in thousands)

      Revenue for the second quarter ended December 31, 1994 was $27,656, an increase of $3,877 or 16% compared with the corresponding quarter a year ago. For the six month period ending December 31, 1994, revenue was $51,813, an increase of $4,304 or 9% compared with the corresponding period a year ago. Software license fees grew 33% for the second quarter and 31% for the six month period ended December 31, 1994 compared with the corresponding periods a year ago. All three application areas showed solid license fee growth for the second quarter and six month period ended December 31, 1994 compared with the corresponding periods a year ago: EIS/DSS (Commander OLAP and tools) - 32% for the second quarter and 23% for the six month period ended December 31, 1994, financial applications (Commander FDC and Budget) - 35% and 42%, respectively, and retail applications (ARTHUR) - 38% and 52%, respectively. Current second quarter releases of EIS/DSS and financial applications products, combined with continued acceptance of fiscal year 1994 product releases, contributed to the growth in the quarter and six month period ended December 31, 1994 compared with the corresponding periods a year ago. In the current second quarter mainframe license fee revenue was $789 or 6% of total license fee revenue, compared to $2,785 in the same quarter a year ago. Mainframe license fee revenue is now at a low enough level that further declines, which are expected to continue, will not significantly impact results.

      Maintenance revenue declined $678 or 7% for the second quarter and $2,759 or 13% for the six month period ended December 31, 1994 compared with the corresponding periods a year ago. A decline in maintenance revenue from mainframe products was the primary reason for the decrease. Mainframe maintenance revenue was $4,389 or 48% of total maintenance revenue compared to $5,519 in the same quarter a year ago. Mainframe maintenance revenue is expected to continue to decline although at a slower rate than the decline in mainframe license fees. Maintenance revenue from desktop and client/server products increased $587 or 14% for the second quarter and $633 or 7% for the six month period ended December 31, 1994 compared with the corresponding periods a year ago. Also impacting the comparability of maintenance revenue (and license fee growth) was the conversion of selected agencies to distributors in the third and fourth quarters of the 1994 fiscal year. When an agent converts to a distributor, sales are to the distributor, rather than directly to the customer, and revenue declines by approximately the same amount as what previously would have been recorded as selling expense for agency fees. Accordingly, both revenue and selling expenses are reduced by approximately the same amount after agents are converted to distributors.

      Implementation and consulting services revenue grew $1,356 or 35% for the second quarter and $1,968 or 24% for the six month period ended December 31, 1994 compared with the corresponding periods a year ago. Implementation and consulting services revenue was favorably impacted as license fee revenue continued to grow.

      Operating expenses for the second quarter ended December 31, 1994 were $24,809, an increase of $2,731 or 12% compared with the corresponding quarter a year ago. Operating expenses increased $2,738 or 6% for the six months ended December 31, 1994 compared with the corresponding period a year ago. The decrease in selling and marketing expenses was principally attributable to decreases in agency fees of $1,158 and $2,430 for the second quarter and six month period ended December 31, 1994, compared with the corresponding periods a year ago, due to the conversion of agents to distributors as described above, offset by increases in other selling expenses required to support increased revenue. The primary reason for the increase in cost of revenue and support for the second quarter and six month period ended December 31, 1994 was increased royalty expenses associated with certain components of products released in the third quarter of last fiscal year. Related royalty expenses were $1,415 and $2,297 for the second quarter and six month period ended December 31, 1994. Internal research and product development costs decreased $646 and $1,799 for the second quarter and six month period ended December 31, 1994, compared with the corresponding periods a year ago, primarily due to the effect of staff reductions. Lower product development costs have resulted in lower capitalization of internally developed software which declined $344 and $778 for the second quarter and six month period ended December 31, 1994 compared with the corresponding periods a year ago. For the second quarter and six month period ended December 31, 1994, software amortization increased $350 and $727 compared with the corresponding periods a year ago as a result of numerous products that were commercially released during the last fiscal year. General and administrative expenses were essentially unchanged for the second quarter and six month period ended December 31, 1994 compared with the corresponding periods a year ago, excluding the effect of the $1,102 gain on undeveloped land which occurred in the second quarter ended December 31, 1993 and was included in general and administrative expenses in that quarter.

      For the second quarter and six month period ended December 31, 1994, approximately 56% of the Company's revenue was from international sources and denominated in foreign currencies. The dollar weakened against foreign currencies for both the second quarter and six month period ended December 31, 1994 compared with the corresponding periods a year ago positively impacting revenue. Total revenue on a currency adjusted basis for the second quarter and six month period ended December 31, 1994 would have been approximately $900 and $1,500 less. As related amounts of operating expenses were also incurred in foreign currencies, the relative impact of foreign exchange rates on net income was not material.

      The Company recognizes transaction gains and losses in the period of occurrence. As currency rates are constantly changing, these gains and losses can, at times, fluctuate greatly. For the second quarter ended December 31, 1994, there was a $6 exchange loss compared with a $180 loss in the corresponding period a year ago. For the six month period ended December 31, 1994 there was a $43 exchange loss compared with a $139 loss for the corresponding period a year ago. At December 31, 1994, the Company had three forward contracts whose US dollar equivalent was $5.2 million with various maturities through September 1995 to hedge currency exposures.

      The effective tax rate for the second quarter and six month period ended December 31, 1994 was 37% compared with 25% and 27%, respectively, for the corresponding periods a year ago. The lower tax rate for the second quarter and six month period ended December 31, 1993 is attributed to the reversal of taxes previously provided. Also, the tax provision in the first quarter ended September 30, 1993 benefited from certain tax refunds.

FINANCIAL CONDITION (dollars in thousands)

      Net cash provided by operating activities was $8,292 for the six month period ended December 31, 1994 compared with $4,776 for the corresponding period a year ago. Higher billing levels and improved collections resulted in improved cash flows. Working capital was $468 as of December 31, 1994 compared with a deficiency of working capital of $449 as of June 30, 1994. Included in current liabilities at December 31, 1994 is $18,671 of deferred revenue, substantially all of which relates to maintenance and is essentially non-cash in nature.

      Net cash used in investing activities was $7,104 for the six month period ended December 31, 1994 compared with $4,932 for the corresponding period a year ago. Included in investing activities a year ago was $3,376 in proceeds from the sale of undeveloped land. Net cash used in investing activities decreased $1,204 in the six month period ended December 31, 1994 compared with the corresponding period a year ago after excluding the benefits of the land sale. This decrease is a result of lower capitalization of internally developed software and reduced acquisitions of property and equipment.

      Net cash from operating activities was used to reduce long-term debt by $2,748 and fund additions to computer software.

      On October 31, 1994 the Company entered into a $14,000 amended and restated, secured domestic credit agreement with certain of its banks which matures on October 31, 1997. This agreement replaced a former $13,000 domestic line of credit. The amended and restated credit agreement contains covenants regarding among other things, working capital, current ratio and net worth. Permitted borrowings under the credit agreement are based on a percentage of worldwide eligible accounts receivable and worldwide borrowings. At December 31, 1994 the total amount available, including foreign lines of credit, was approximately $17,000. Interest is at the bank's prime rate plus 1% and reduces, upon the Company's meeting certain financial criteria, to the Eurodollar rate plus applicable margin, which varies between 1-1/2% and 2-1/2%.

      The Company believes that the combination of present cash balances, future operating cash flows, and credit facilities are sufficient for near term operating needs. The Company intends to fund software additions and equipment purchases primarily through cash flow from operations.

Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders.

      (a)  The Company held its Annual Meeting of Shareholders on November
           17, 1994. There were five matters voted on: (1) the election of nine directors; (2) a proposal to amend the Company's 1988 Stock Option Plan; (3) a proposal to adopt the Employee Stock Purchase Plan; (4) a proposal to adopt the 1994 Directors Stock Option Plan; and (5) a proposal to adopt the 1994 Executive Stock Purchase Program. The following table sets forth the results of the matters voted on. All nominees for directors were elected and all proposals were passed.

                                    Votes                       Broker
                      Votes For    Withheld    Abstentions     Non-votes

(1)  Election of Directors (all nominees are incumbent)

Nominee
Claude H. Allard      4,311,566     211,451        0              0
Daniel T. Carroll     4,315,561     207,546        0              0
Richard L. Crandall   4,331,522     191,585        0              0
Stanley R. Day        4,321,908     201,199        0              0
W. John Driscoll      4,331,528     191,579        0              0
Alan G. Merten        4,324,905     198,202        0              0
John P. Rockart       4,324,797     198,310        0              0
Brian Sullivan        4,331,662     191,445        0              0
T. Wallace Wrathall   4,331,420     191,687        0              0

                                     Votes                     Broker
                      Votes For     Against    Abstentions    Non-votes

(2)  Amend the 1988 Stock Option Plan
                      2,767,685     561,631     184,559           0

(3)  Adopt the Employee Stock Purchase Plan

                      3,250,597      79,476     183,802           0

(4)  Adopt the 1994 Directors Stock Option Plan

                      2,917,037     405,335     191,503           0

(5)  Adopt the 1994 Executive Stock Purchase Program

                      2,983,654     343,732     186,489           0

Item 6.  Exhibits and Reports on Form 8-K

       (a) The exhibits included herewith are set forth on the Index to Exhibits.

       (b)  Reports on Form 8-K

            There were no reports on Form 8-K filed during the quarter ended December 31, 1994.

                              SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 14, 1995      Comshare, Incorporated

                              (Registrant)




                               /s/ Kathryn A. Jehle
                               Kathryn A. Jehle
                               Senior Vice President and
                               Chief Financial Officer

                      INDEX TO EXHIBITS

Exhibit No.      Description

  4.01 Specimen form of Common Stock Certificate - incorporated by reference to Exhibit 4(c) to the Company's Form S-1 Registration Statement No. 2-29663.

 10.23           Employment and NonCompetition Agreement between T.
                 Wallace Wrathall and Comshare, Incorporated, effective as of April 1, 1994.

 27              Financial Data Schedule