Form 10-Q
period 1995-03-31
COMSHARE INC
filed 1995-05-11
CIK 201513

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                            FORM 10-Q

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1995

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

           For the transition period from _____ to _____.

                Commission File Number 0-4096

                    Comshare, Incorporated
       (Exact name of registrant as specified in its charter)

                    Michigan                     38-1804887
     (State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization)          Identification No.)

    555 Briarwood Circle, Ann Arbor, Michigan,      48108
  (Address of principal executive offices)        (Zip Code)

                        (313) 994-4800
       (Registrant's telephone number, including area code)

       3001 South State Street, Ann Arbor, Michigan  48108
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.

                   Yes   X     NO  ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (April
30, 1995).

     Outstanding at
     Class of Common Stock         April 30, 1995

     $1.00 par value               5,445,576 shares

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

                   Comshare, Incorporated
             Condensed Consolidated Balance Sheet

                                      March 31,      June 30,
                                        1995           1994
                                     (unaudited)    (audited)
Assets
  Current Assets
    Cash                             $  2,687,400   $ 1,773,900
    Accounts receivable, net           32,322,800    30,846,600
    Other current assets                5,266,500     5,498,800
                                     ------------   -----------
      Total current assets             40,276,700    38,119,300

  Property and equipment, net           3,516,300     4,197,600
  Computer software, net               39,748,400    40,235,600
  Goodwill, net                         2,303,600     2,033,000
  Other assets                          5,030,500     4,358,200
                                     ------------   -----------
                                     $ 90,875,500   $88,943,700
                                     ============   ===========

Liabilities and Shareholders' Equity
  Current Liabilities
    Accounts payable                 $ 13,208,100   $10,636,600
    Accrued liabilities                 6,470,900     7,672,900
    Income taxes                        1,586,400       641,700
    Deferred revenue                   20,073,700    19,616,800
                                     ------------   -----------
      Total current liabilities        41,339,100    38,568,000

  Long-term debt                        9,505,600    15,354,400
  Deferred income taxes                 5,969,500     5,510,500
  Other liabilities                     3,192,200     3,005,000
  Shareholders' equity
    Common stock, $1 par value;
      authorized 10,000,000
      shares; 5,445,576 shares
      outstanding in 1995 and
      5,357,811 shares in 1994          5,445,600     5,357,800
    Capital contributed in excess
      of par                           15,557,700    14,660,600
    Currency translation adjustments   (2,979,700)   (3,503,500)
    Retained earnings                  13,808,600    10,190,100
                                     ------------   -----------
                                       31,832,200    26,705,000
    Less:  Notes receivable               963,100       199,200
                                     ------------   -----------
      Total shareholders' equity       30,869,100    26,505,800
                                     ------------   -----------
                                     $ 90,875,500   $88,943,700
                                     ============   ===========

See accompanying notes to condensed consolidated financial statements.

                    Comshare, Incorporated
         Condensed Consolidated Statement of Income
                       (unaudited)

                                        Three Months Ended
                                            March 31,
                                        1995          1994
Revenue
   Software licenses                 $ 12,705,400   $ 9,188,400
   Software maintenance                 8,895,100    10,193,500
   Implementation and
    consulting services                 5,911,400     3,702,400
   Remote processing and other            192,100       117,500
                                     ------------   -----------
                                       27,704,000    23,201,800

Costs and expenses
   Selling and marketing               11,375,100    11,386,500
   Cost of revenue and support          6,959,200     4,223,500
   Internal research and
      product development               3,884,100     4,682,700
   Internally capitalized software     (2,844,700)   (3,056,100)
   Software amortization                3,415,300     3,075,400
   General and administrative           3,087,000     2,696,500
                                     ------------   -----------
   Total operating expenses            25,876,000    23,008,500
                                     ------------   -----------
Income from operations                  1,828,000       193,300

Other income (expense)
   Interest income                         47,600        16,100
   Interest expense                      (173,600)      (98,300)
   Exchange gain (loss)                   217,300       108,400
                                     ------------   -----------
                                           91,300        26,200
                                     ------------   -----------
Income before taxes                     1,919,300       219,500
Provision for income taxes                714,700       125,700
                                     ------------   -----------
Net income                           $  1,204,600   $    93,800
                                     ============   ===========

Weighted average number of common
and dilutive common equivalent shares   5,647,700     5,513,500
                                        =========     =========

Net income per common share                 $ .21         $ .02
                                            =====         =====

See accompanying notes to condensed consolidated financial statements.

                    Comshare, Incorporated
              Condensed Consolidated Statement of Income
                        (unaudited)

                                          Nine Months Ended
                                               March 31,
                                          1995          1994
Revenue
   Software licenses                 $  35,729,300   $26,814,300
   Software maintenance                 27,103,700    31,160,800
   Implementation and
      consulting services               16,232,500    12,055,600
   Remote processing and other             451,900       680,100
                                      ------------   -----------
                                        79,517,400    70,710,800

Costs and expenses
   Selling and marketing                33,120,300    34,279,400
   Cost of revenue and support          18,320,300    12,644,700
   Internal research and
      product development               11,984,900    14,582,200
   Internally capitalized software      (8,863,800)   (9,852,900)
   Software amortization                10,062,300     8,995,300
   General and administrative            8,801,400     7,171,100
                                      ------------   -----------
   Total operating expenses             73,425,400    67,819,800
                                      ------------   -----------
Income from operations                   6,092,000     2,891,000

Other income (expense)
   Interest income                         103,600        61,000
   Interest expense                       (571,400)     (369,600)
   Exchange gain (loss)                    174,400       (30,200)
                                      ------------   -----------
                                          (293,400)     (338,800)
                                      ------------   -----------
Income before taxes                      5,798,600     2,552,200
Provision for income taxes               2,162,600       749,700
                                      ------------   -----------
Net income                            $  3,636,000   $ 1,802,500
                                      ============   ===========
Weighted average number of common
and dilutive common equivalent shares    5,565,100     5,475,100
                                         =========     =========
Net income per common share                  $ .65         $ .33
                                             =====         =====

See accompanying notes to condensed consolidated financial statements.

                    Comshare, Incorporated
            Condensed Consolidated Statement of Cash Flow
                        (unaudited)

                                         Nine Months Ended
                                             March 31,
                                        1995           1994
Cash flows from operating activities
   Cash received from customers      $ 79,471,800   $69,261,700
   Cash paid to suppliers
     and employees                    (61,618,700)  (59,071,400)
   Interest received                       84,000        61,500
   Interest paid                         (439,500)     (366,700)
   Income taxes paid                     (198,300)     (445,800)
                                     ------------   -----------
   Net cash provided by
     operating activities              17,299,300     9,439,300

Cash flows from investing activities
   Additions to computer software      (8,863,900)   (9,857,100)
   Payments for equipment                (805,500)     (949,300)
   Proceeds from sale of
     undeveloped land                           0     3,376,100
   Other                                 (914,700)   (1,126,300)
                                     ------------   -----------
   Net cash used in investing
     activities                       (10,584,100)   (8,556,600)

Cash flows from financing activities
   Net borrowings (repayments)
     under notes payable                  (42,600)      256,400
   Repayments under long-term debt     (6,037,100)   (2,704,200)
   Other                                  245,200             0
                                     ------------   -----------
   Net cash used in financing
     activities                        (5,834,500)   (2,447,800)

Effect of exchange rate changes            32,800       (39,100)
                                     ------------   -----------
Net increase (decrease)                   913,500    (1,604,200)

Balance at beginning of period          1,773,900     2,592,500
                                     ------------   -----------
Balance at end of period             $  2,687,400   $   988,300
                                     ============   ===========

See accompanying notes to condensed consolidated financial statements.

                     Comshare, Incorporated
          Condensed Consolidated Statement of Cash Flow
                        (unaudited)

                                         Nine Months Ended
                                             March 31,
                                         1995         1994
Net income                           $  3,636,000   $ 1,802,500
Adjustments to reconcile net
    income to net cash provided
    by operating activities:

   Depreciation and amortization       12,083,700    11,599,300
   Gain on sale of undeveloped land             0    (1,101,900)
   Other                                  (67,800)      111,900

   Change in operating assets and
     liabilities:
      Accounts receivable                  82,900       669,500
      Other current assets               (254,800)     (354,800)
      Other assets                              0      (152,400)
      Accounts payable                  1,167,700        32,900
      Accrued liabilities                (271,900)   (1,632,900)
      Deferred revenue                   (128,700)   (2,274,500)
      Deferred credits                    953,100       706,600
      Other liabilities                    99,100        33,100
                                     ------------   -----------
   Total adjustments                   13,663,300     7,636,800
                                     ------------   -----------
Net cash provided by operating
     activities                      $ 17,299,300   $ 9,439,300
                                     ============   ===========

See accompanying notes to condensed consolidated financial statements.

                       Comshare, Incorporated
         Notes to Condensed Consolidated Financial Statements
                         March 31, 1995

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended June 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended June 30, 1994.

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

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

RESULTS OF OPERATIONS (dollars in thousands)

Revenue for the third quarter ended March 31, 1995 was $27,704, an increase of $4,502 or 19% compared with the corresponding period a year ago. For the nine month period ending March 31, 1995, revenue was $79,517, an increase of $8,807 or 12% compared with the corresponding period a year ago. Software license fees grew 38% for the third quarter and 33% for the nine month period ended March 31, 1995 compared with the corresponding periods a year ago. All three market areas continued to show solid license fee growth: EIS (Commander OLAP and tools) growth for the third quarter and nine month period ended March 31, 1995 was 46% and 30%, respectively, compared with the corresponding periods a year ago; financial applications (Commander FDC and Budget) - 41% and 42%, respectively; and retail applications (ARTHUR) - 21% and 40%, respectively. Customer acceptance of product releases in all three market areas continued to favorably influence license fee growth. Revenue from mainframe license fees for the third quarter ended March 31, 1995 was $852 or 7% of total license fee revenue compared to $1,385 or 15% for the corresponding period a year ago. Mainframe license fee revenue is now at a low enough level that further declines, which are expected to continue, will not significantly impact results.

Maintenance revenue declined $1,298 or 13% for the third quarter and $4,057 or 13% for the nine month period ended March 31, 1995 compared with the corresponding periods a year ago. A decline in maintenance revenue from mainframe products was the primary
reason for the decrease.   Mainframe maintenance revenue was
$4,027 or 45% of total maintenance revenue compared to $5,524 or 54% in the corresponding quarter a year ago. Mainframe maintenance revenue is expected to continue to decline, although at a slower rate than mainframe license fees. Maintenance revenue from desktop and client/server products increased $322 or 7% for the third quarter and $955 or 7% for the nine month period ended March 31, 1995 compared with the corresponding periods a year ago. The comparability of maintenance revenue (and license fee growth) continues to be impacted by the conversion of selected agencies to distributors in fiscal year 1994. When an agent converts to a distributor, sales are to the distributor, rather than directly to the customer, and revenue declines by approximately the same amount as what previously would have been recorded as selling expense for agency fees. Accordingly, both revenue and selling expenses are reduced by approximately the same amount after agents are converted to distributors.

Implementation and consulting services revenue increased $2,209 or 60% for the third quarter and $4,177 or 35% for the nine month period ended March 31, 1995 compared with the corresponding periods a year ago. Increased software license fees are leading to increases in implementation and consulting services revenue.

Operating expenses for the third quarter ended March 31, 1995 were $25,876, an increase of $2,866 or 12% compared with the corresponding period a year ago. Operating expenses increased
$5,606 or 8% for the nine month period ended March 31, 1995 compared with the corresponding period a year ago. Selling and marketing expenses were essentially unchanged for the third quarter ended March 31, 1995 and decreased 3% for the nine month period ended March 31, 1995 compared to the corresponding periods a year ago. The decrease in selling and marketing expenses for the nine month period ended March 31, 1995 is the net effect of decreases in agency fees offset by increases in selling and marketing expenses to support increased revenue. The decrease in agency fees of $1,649 and $4,079 for the third quarter and nine month period ended
March 31, 1995, compared with the corresponding periods a year ago is due to the conversion of agents to distributors as described above. Cost of revenue and support expenses increased principally due to personnel and outside contract costs associated with the growth in implementation and consulting services revenue as well as increases in royalties related to the use of Arbor Software Corporation's database engine in certain Comshare products.
Royalty expenses related to Commander OLAP, which was released in the third quarter of last fiscal year, increased $1,334 and $3,630 for the third quarter and nine month period ended March
31, 1995. Internal research and product development costs decreased $799 and $2,597 for the third quarter and nine month period ended March 31, 1995, compared with the corresponding periods a year ago, primarily due to the effect of staff reductions. Lower research and product development costs resulted in lower capitalization of internally developed software which declined $211 and $989 for the third quarter and nine month period ended March 31, 1995 compared with the corresponding periods a year ago. For the third quarter and nine month period ended March 31, 1995, software amortization increased $340 and $1,067 compared with the same corresponding a year ago as a result of numerous products that were commercially released during the last year. General and administrative expenses increased $391 and $1,630 for the third quarter and nine month period ended March
31, 1995. The nine month period ended March 31, 1994 includes a $1,102 gain on the sale of undeveloped land which occurred in the second quarter ended December 31, 1993 and was included in general and administrative expenses.

For the third quarter and nine month period ended March 31, 1995, approximately 54% and 55%, respectively, of the Company's revenue was from international sources and denominated in foreign currencies. The dollar weakened against foreign currencies for both the third quarter and nine month period ended March 31, 1995 compared with the corresponding periods a year ago positively impacting revenue. Total revenue growth on a currency adjusted basis for the third quarter and nine month period ended March 31, 1995 would have been approximately $1,000 and $2,500 less. Corresponding amounts of operating expenses were also incurred in foreign currencies which offsets most of the impact of foreign exchange rates on net income.

As currency rates are constantly changing, exchange gains and losses can, at times, fluctuate greatly. For the third quarter ended March 31, 1995, there was a $217 exchange gain compared with a $108 exchange gain in the corresponding period a year ago. For the nine month period ended March 31, 1995 there was a $174 exchange gain compared with a $30 loss in the corresponding period a year ago. The third quarter and nine month period ended

March 31, 1995 were favorably impacted by the increase in value of the German Mark compared with the US Dollar. At March
31,1995, the Company had three forward dollar contracts whose US
Dollar equivalent was $6,000 with various maturities through September 1995 to hedge currency exposures.

The effective tax rate for the third quarter and nine month period ended March 31, 1995 was 37% compared with 57% and 29%, respectively, for the corresponding periods a year ago. The higher tax rate for the third quarter ended March 31, 1994 is attributable to losses occurring in foreign countries where there were no tax benefits available. The reversal of taxes previously provided for impacted the effective tax rate for the nine month period ended March 31, 1994.

FINANCIAL CONDITION  (dollars in thousands)

Net cash provided by operating activities was $17,299 for the nine month period ended March 31, 1995 compared with $9,439 for the corresponding period a year ago. Higher billing levels combined with improved collections were the primary factors favorably impacting cash flow from operating activities. Current liabilities exceeded current assets by $1,062 and $449 as of March 31, 1995 and June 30, 1994, respectively. However, included in current liabilities as of March 31, 1995 was $20,074 of deferred revenue ($19,617 at June 30, 1994), substantially all of which relates to maintenance and is essentially non-cash in nature.

Net cash used in investing activities was $10,584 for the nine month period ended March 31, 1995 compared with $8,557 for the corresponding period a year ago. Included in investing activities a year ago was $3,376 in proceeds from the sales of undeveloped land. Net cash used in investing activities decreased in the nine month period ended March 31, 1995 compared with the corresponding quarter a year ago after excluding the benefits of the land sale. The decrease resulted from lower capitalization of internally developed software and reduced acquisitions of property and equipment.

Net cash from operating activities for the nine months ended
March 31, 1995 was used to reduce long-term debt by $6,037 and fund additions to computer software.

On October 31, 1994 the Company entered into a $14,000 amended and restated, secured domestic credit agreement with certain of its banks which matures on October 31, 1997. This agreement replaced a former $13,000 domestic line of credit. The amended and restated credit agreement contains covenants regarding among other things, working capital, current ratio and net worth. Permitted borrowings under the credit agreement are based on a percentage of worldwide eligible accounts receivable and worldwide borrowings. At March 31, 1995 the total amount available, including foreign lines of credit, was approximately $17,000. Interest is at the bank's prime rate plus 1% and reduces, upon the Company's meeting certain financial criteria, to the Eurodollar rate plus applicable margin, which varies between 1-1/2% and 2-1/2%.

The Company believes that the combination of present cash balances, future operating cash flows, and credit facilities are sufficient for near term operating needs. The Company intends to fund software additions and equipment purchases primarily through cash flow from operations.


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

  (a) The exhibits included herewith are set forth on the Index to Exhibits.

  (b)     Reports on Form 8-K.

          There were no reports on Form 8-K filed during the quarter ended March 31, 1995.


SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 11, 1995           Comshare, Incorporated

                              (Registrant)




                              /s/ Kathryn A. Jehle
                              Kathryn A. Jehle
                              Senior Vice President and
                              Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.    Description

   4.01 Specimen form of Common Stock Certificate - incorporated by reference to Exhibit 4(c) to the Company's Form S-1 Registration Statement No. 2-
               29663.

  27           Financial Data Schedule