Form 10-K
period 1995-06-30
COMSHARE INC
filed 1995-09-28
CIK 201513

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              /X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1995

            / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

   For the transition period from                     to

                         Commission File Number 0-4096

                             COMSHARE, INCORPORATED
             (Exact name of registrant as specified in its charter)

                  MICHIGAN                                       38-1804887
       (State or other jurisdiction of                        (I.R.S. employer
       incorporation or organization)                      identification number)

                555 BRIARWOOD CIRCLE, ANN ARBOR, MICHIGAN 48108
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code:  (313) 994-4800

       Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock $1.00
                                   Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  /X/       NO  / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of August 31, 1995 based on $27.125 per share, the last sale price for the Common Stock on such date as reported on the NASDAQ National Market System, was approximately $112,618,000.

As of August 31, 1995 the Registrant had 5,493,515 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                        DOCUMENT
                        --------
        Portions of Proxy Statement for the                 Part of Form 10-K Report
        1995 Annual Meeting of Shareholders               into which it is incorporated
        ("The 1995 Proxy Statement")                                   III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART 1

ITEM 1.   BUSINESS

GENERAL

Comshare, Incorporated and its subsidiaries (collectively referred to as "Comshare" or the "Company") develop, license and support decision support software products and related services that enable business professionals to more effectively use data in decision making. Comshare's decision support software applications are designed to provide these customers with planning, analysis and reporting capabilities to assist them in improving their productivity, decision making, and competitiveness. Comshare's decision support software applications allow customers to access a variety of incompatible data sources and, through the application of data manipulation, analysis and modeling features, generate more meaningful information for use by business professionals.

Comshare's decision support software products are complemented by Comshare's product maintenance, implementation and consulting services. Product maintenance, for which a fee is charged, includes telephone helpline support, product enhancements and updates, bug fixing, and other services.

Comshare's strategy is to offer its customers whole product solutions by providing core technologies, application software for specific markets or needs, innovative technology which differentiates Comshare's products, consulting services, customer training and ongoing product maintenance.

The Company's product offerings focus on client/server decision support software applications with value-added capabilities designed to improve customer productivity and decision making. Comshare, focused on providing value-added applications, incorporates third party software tools into its products to reduce product development risk and accelerate time to market. The Company differentiates its products from competitive offerings through innovative proprietary technology, such as the recently released Detect and Alert software technology for exception monitoring and reporting.

Market trends such as company downsizing, decentralized decision making, increased volumes of available data and faster-paced decision making are driving the demand for decision support applications.

PRODUCTS

Comshare's decision support applications transform business data from an organization's underlying transaction systems or data warehouses into critical business information used for planning and decision making. Comshare focuses on three decision support markets: Executive Information Systems, Financial Reporting Systems and Retail Decision Support Systems.

EXECUTIVE INFORMATION SYSTEMS (EIS)

Within the EIS market, Comshare offers decision support software applications designed to provide information to a wide range of business users. Typical applications include customer and product profitability, sales analysis, business unit profitability analysis, and critical success factor and key performance indicator reporting. These applications may be customized either by Comshare and/or the customer to meet specific customer requirements.

Comshare's flagship EIS product is Commander OLAP (On-Line Analytical Processing), which is a suite of client/server software designed to provide a complete decision support solution to the customer. Commander OLAP includes software which extracts data from multiple, disparate data sources, and summarizes and filters the data. The summarized data is then stored in a multidimensional database, for which the Company uses Arbor Software Corporation's ("Arbor Software") Essbase. The information is available to the end user either through Comshare's proprietary information visualizer, Execu-View, a briefing book series of pre-formatted reports, or Microsoft Corporation's Excel.

The Company believes that most business analytical problems are best solved through the use of multidimensional analysis. In a multidimensional approach, business professionals are able to view information in a manner which parallels their perception of the underlying business. For example, businesses are frequently organized along geographic lines and product lines, and information is required across multiple time periods. Commander OLAP facilitates multidimensional analysis by structuring the underlying business data across multiple dimensions and, through Execu-View, permitting the end user to easily and quickly query the information, drill down for more detail, change dimensions and extract data for further analysis.

Commander OLAP is enhanced by the Company's Detect and Alert software which automates personalized surveillance of internal databases and external news sources such as Dow Jones and Reuters. Detect and Alert reduces the amount of data which the user must gather and review by automatically monitoring trends, exceptions, variances and other critical business factors. The software then delivers alerts to the user's desktop, along with tools that enable the user to explore and select data that triggered the alert.

Comshare also markets System W and IFPS decision support software for use on mainframe computers. System W and IFPS applications are similar to those available under Commander OLAP, with the multidimensional engine residing on the mainframe, rather than on the server. Because market demand has shifted towards the newer client/server technology, the mainframe related portion of Comshare's EIS business has declined. Although, EIS desktop and client/server software license fee revenue grew 69% to $26.8 million in fiscal 1995 from $15.8 million in fiscal 1994, total revenue in Comshare's EIS market remained relatively flat in fiscal 1995 at $70.5 million, compared with $69.8 million in fiscal 1994. Total EIS revenue in fiscal 1994 declined 17% from $84.1 million in fiscal 1993.

FINANCIAL REPORTING APPLICATIONS

Comshare offers a suite of decision support financial reporting, consolidation and budgeting applications designed for use by financial departments, primarily in medium to large-sized corporations.

Commander FDC and Commander Budget are complementary products which share a single database to facilitate the integration of historic and budgetary financial data for management reporting. Commander FDC collects and consolidates financial data from different general ledgers within a multidivision or multilocation company and produces financial reports for management and statutory consolidations. Commander Budget provides an easy to use front end format for developing budgets and provides the same consolidation and reporting capabilities as Commander FDC. Other products offered by Comshare include Execu-View/Finance and a multidimensional desktop modeler which provides further analytical, query and reporting capabilities.

Total revenue in Comshare's Financial Reporting Applications market grew 43% to $19.1 million in fiscal 1995 from $13.4 million in fiscal 1994. Total revenue in this market grew 9% in fiscal 1994 from $12.3 million in fiscal 1993.

RETAIL DECISION SUPPORT APPLICATIONS

Comshare's decision support applications for the retail industry are offered under the brand name ARTHURTM and focus on merchandise planning and sales reporting. ARTHUR Merchandise Planning facilitates the development of merchandise plans at various levels of detail. Through the manipulation of financial and merchandising variables, this software permits the retailer to test the impact of various merchandising and pricing strategies on operating results.

Comshare also offers ARTHUR Plan Monitor, which is server based, and ARTHUR Performance Tracking, which is mainframe based. Both of these products report weekly sales information across the retailer's product lines and geographic regions in various levels of detail. They provide up-to-date merchandise performance information, giving retailers the opportunity to change merchandise plans in response to consumer preferences and market trends. Comshare's Detect and Alert software is also offered in connection with ARTHUR Plan Monitor, so variances and trends can automatically and more easily be identified.

Total revenue in Comshare's Retail Decision Support Applications market grew 48% to $18.6 million in fiscal 1995 from $12.6 million in fiscal 1994. Total revenue in this market grew 56% in fiscal 1994 from $8.1 million in fiscal 1993.

SALES

Comshare products and services are sold by a direct sales operation, and by agents and distributors. Both of these complementary distribution channels utilize Comshare's extensive industry and/or application knowledge and experience, and offer pre-sales and post-sales technical customer support.

COMSHARE DIRECT SALES. Comshare employs direct sales, marketing, consulting and customer support organizations in the United States, Canada, United Kingdom, France, Germany and Australia. The direct sales operations are organized geographically emphasizing industry and/or applications expertise.

AGENTS AND DISTRIBUTORS. The Company has an extensive agency/distributor network covering 34 countries not directly served by the Company. The Company has selected established software application vendors or systems integration firms to act as agents/distributors to market, implement and support Comshare products in their respective geographic areas. Key agents and distributors are supported by experienced Comshare management. Comshare derived 17% of total revenue in fiscal 1995 from the Company's agency/distributor network.

CUSTOMERS

Comshare has a strong customer base with more than 3,000 corporate and public sector customers in 40 countries. Comshare's diversified customer base includes many of the Fortune 1000 and Financial Times 1000 industrial companies, as well as large and mid-sized companies in the financial services, retail, health care, communications, insurance, transportation industries, as well as many governmental and public sector organizations.

SUPPORT AND SERVICES

Comshare and its agents and distributors offer implementation and consulting services throughout the world. Implementation and consulting services are offered in all three of the decision support software markets. These services focus on Comshare products and include application design, consulting, installation assistance, implementation and troubleshooting support. Comshare also offers training at customer sites, at the Company's sales offices and central training centers in Ann Arbor, Michigan and London, England.

Customers who pay an annual maintenance fee receive product enhancements and updates, bug fixing, customer telephone helpline support and access to Comshare's CompuServe forum. CompuServe provides a worldwide communications channel for Comshare and its customers. This forum allows a customer to download technical tips and obtain application samples from other users and Comshare experts; send messages directly to Comshare's worldwide product experts and forum administrators; receive information about new software releases; and request new versions of products on-line.

RESEARCH AND PRODUCT DEVELOPMENT

The computer software industry is characterized by rapid technological advancements, evolving industry standards and frequent new product and platform introductions, requiring a continuing commitment to enhancing and adapting existing product offerings and to introducing new products. In the past, the Company has accomplished several technological and product transitions. Most recently, the Company has adapted its products from the mainframe to the client/server environment and has modified its products to run on the Windows operating system.

The Company's product development strategy is to focus on decision support software applications for the client/server platform. Comshare development teams located in Ann Arbor, Michigan and Leicester, England meet with customers to identify customer needs, product enhancements and new applications. Based upon these efforts, the development teams enhance existing applications and develop new applications, always with a focus on applications with value-added capabilities.

Value-added capabilities are principally developed in two ways. The Company develops applications software and adds innovative proprietary technology. Execu-View, which is offered with all major products, is an example of such technology and allows users to query, browse and analyze databases. Detect and Alert, which was released in May 1995 with Commander OLAP, is another example of the Company's innovative technology. Because the Company is focused on value-added capabilities, it actively seeks out third party software tools which can be included in the

Company's product offerings. Use of third party software tools reduces development risk and time to market. Examples of such third party software tools are Arbor Software's Essbase, Btrieve database, Microsoft's Excel and Strategic Mapping, Inc.'s Atlas View SDK.

The Company's major client/server products run on Windows 3.1 for the client and on Windows NT, OS/2, and HPUX operating systems for the server.

Reductions in internal research and product development expenses in fiscal 1995 reflect the cost savings as a result of staff reductions made at the end of fiscal 1994. These reductions are primarily attributable to the Company's increased utilization of technology developed by third parties. During the last three years, worldwide internal research and product development expenses were (in thousands):

                                                               1995       1994       1993
                                                              -------    -------    -------
        Internal research and product development             $16,180    $19,293    $22,989
        As a % of revenue                                        14.9%      20.0%      21.9%

PATENTS AND LICENSES

Comshare distributes its software products under software license agreements which generally grant customers a non-exclusive, non-transferable license to use the Company's products. The Company considers its software products to be valuable and unique assets and actively attempts to protect them contractually by generally restricting usage to internal operations, and prohibiting the unauthorized reproduction or transfer to third parties. The Company also believes that the nature of its customers and the provision of continuing maintenance and support services reduce the risk of unauthorized reproduction. In addition, the Company relies on copyright protection and trade secret laws to protect proprietary information. The laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. In addition, certain provisions of the Company's contracts prohibiting unauthorized reproduction or transfer of software products may be unenforceable under the laws of certain foreign countries. Despite the precautions taken by the Company, it may be possible for unauthorized parties to copy or reverse-engineer portions of the Company's software products. The Company is not aware of any significant unauthorized use of its proprietary software.

The Company seeks to protect some of its trademarks and copyrights with registrations. The Company is the owner of various trademarks, including ARTHURTM, CommanderTM Budget, CommanderTM EIS, CommanderTM Execu-View Server, CommanderTM FDC and CommanderTM NewsAlert. The Company's software bears appropriate copyright notices. The Company has been issued a utility patent on one of its inventions which expires on February 14, 2012. The patent is not considered material to the Company's operations.

LICENSED TECHNOLOGY

The Company licenses certain software programs from third parties and incorporates them into the Company's products. Generally, these licenses are non-exclusive worldwide licenses providing for varying royalty payments and expiration dates. The Company believes that it will be able to renew non-perpetual licenses or will be able to obtain alternative technologies, if required.

Essbase software, which is licensed from Arbor Software, is an integral part of the Company's Commander OLAP and ARTHUR Plan Monitor product offerings. The Company's worldwide license for Essbase expires December 31, 2001. The license may be terminated by either party upon the occurrence of a material uncured breach of the agreement.

COMPETITION

The markets for Comshare's software products are highly competitive and characterized by continual change and rapid technological advancements. In general, the Company competes principally on the basis of: (1) product differentiation, which includes value-added software solutions to meet end user needs; (2) functionality, which includes the breadth and depth of features, functions and ease of use; (3) service and support, which includes the range and quality of technical support, training and consulting services; (4) vendor reputation and (5) product pricing in relation to performance. The Company believes it competes favorably with respect to these factors due to the quality of its product offerings, and its strategy of offering customers whole product solutions to their decision support needs.

The Company has different competitors in each of the decision support applications software markets addressed by the Company's product offerings. The Company believes it is the market leader in the EIS market, based upon International Data Corporation ("IDC") reports which ranked industry competitors by revenues. Pilot Software, which was purchased by The Dun & Bradstreet Corporation, Information Resources, Inc., and Oracle Corporation, who purchased Express software from Information Resources, Inc., are the Company's main competitors. The Company also competes with in-house information systems departments, whose managers may decide to develop their own customized EIS using data access and query tools in conjunction with SQL databases, as well as smaller applications software vendors.

Hyperion Software Corporation (formerly IMRS) is believed to be the current market leader for financial consolidation applications and the Company's major competitor in the financial reporting applications market. The Company also experiences competition in this market from general ledger software vendors and in-house solutions.

The Company believes it is the market leader in the soft goods retail applications planning market. The Company's retail decision support applications have established strong brand name recognition in the soft goods retail industry. The Company competes in this market with smaller applications software vendors and traditional EIS providers that do not have specific merchandise planning applications. The Company believes that its strong brand name recognition and superior functionality have been significant factors in the competitive success of the Company's retail applications.

While the Company believes that its products have competed effectively to date, competition in providing decision support software and services is likely to intensify as current competitors expand their product lines and new companies enter the market. To remain successful in the future, the Company must respond promptly and effectively to the challenges of technological change, evolving standards and its competitors' innovations by continually enhancing its own product and support offerings. There can be no assurance that the Company will continue to be able to compete as successfully in the future.

INTERNATIONAL OPERATIONS

Approximately 55% of the Company's 1995 revenue is derived from foreign operations. (For information regarding revenues, operating profits and identifiable assets attributable to Comshare's foreign operations, see Note 10 of the Notes to Consolidated Financial Statements.) As a result, Comshare's operations are subject to certain risks inherent in conducting international business operations. In particular, currency exchange rate fluctuations can impact Comshare's reported revenue, expenses and shareholders' equity and can result in gains and losses from foreign currency exchange transactions. As currency rates are constantly changing, the impact of such changes on Comshare can, at times, fluctuate greatly. For a discussion of Comshare's current hedging practices, see Note 1 of the Notes to Consolidated Financial Statements. See Management's Discussion and Analysis of Results of Operations and Financial Condition for a discussion of the impact of currency fluctuations on revenue and expenses.

It is possible that Comshare's foreign operations could also be impacted by laws, regulations, rules or policies of local foreign governments, such as those relating to currency controls, import restrictions or the protection of proprietary rights. To date, Comshare does not believe that these factors have had a material impact on its operations.

EMPLOYEES

Comshare employed 686 full-time employees as of June 30, 1995; including 262 in sales and marketing, 146 in research and product development, 145 in consulting and implementation services and 133 in customer support and administration. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its relations with employees are good.

MISCELLANEOUS

Compliance with federal, state and local laws and ordinances that regulate the discharge of materials into the environment has not had and is not expected to have a material effect upon the capital expenditures, earnings and competitive position of Comshare.

ITEM 2.   PROPERTIES

REAL ESTATE

Comshare leases sales offices and general office space in 25 major cities throughout the United States, Canada, Europe and Australia. Administrative activities are carried out at leased locations identified in the following table:

                       APPROXIMATE
                         AREA IN                                                    LEASE EXPIRATION
      LOCATION         SQUARE FEET                PRINCIPAL ACTIVITY                      DATE
---------------------  -----------   ---------------------------------------------  ----------------
Ann Arbor, Michigan       61,200     Headquarters, Administration, Sales,           February 2005(1)
                                     Marketing, Research and Product Development
                                     and Customer Support
London, England           52,100     Administration, Sales, Marketing and           December 2007(2)
                                     Implementation Services

-------------------------
(1) Option to cancel February 2000.

(2) Comshare's London subsidiary consolidated its London Administration, Sales and Marketing facility with its former Computer Center at the latter's location in fiscal 1993. The Company's Consolidated Financial Statements include a provision for estimated costs until the lease obligations of the vacated premises are assumed by a new tenant. See Note 9 of the Notes to Consolidated Financial Statements for further information. The Company is actively seeking a new tenant.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any litigation that, in management's opinion, could reasonably be expected to have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK
          AND RELATED STOCKHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

The Company's Common Stock is traded on the NASDAQ National Market under the symbol "CSRE". The following table sets forth the range of high and low closing sales prices for the Company's Common Stock during the periods indicated.

                                           MARKET
                                           PRICES
                 FISCAL YEAR            ------------
               ENDING JUNE 30           HIGH     LOW
         ---------------------------    ----     ---
1993     First Quarter                  11 1/4    6 3/4
         Second Quarter                 14 3/4    7 1/4
         Third Quarter                  14 1/4    7
         Fourth Quarter                  7 3/4    5 3/4

1994     First Quarter                  11        5 3/4
         Second Quarter                 11 3/4    9 1/2
         Third Quarter                  12 3/4    9
         Fourth Quarter                 14        9 1/4

1995     First Quarter                  12 3/4    9
         Second Quarter                 14 3/4   10 3/4
         Third Quarter                  17 1/4   13 1/4
         Fourth Quarter                 21 1/2   15

1996     First Quarter                  32 3/8   20 1/4
         (through August 31, 1995)

At August 31, 1995, there were approximately 1,217 registered holders of the Company's Common Stock.

                                DIVIDEND POLICY

The Company has not paid dividends on its Common Stock since incorporation. It is the Company's present policy to retain earnings for use in the Company's business. Accordingly, the Company does not anticipate that cash dividends will be paid in the foreseeable future. See Note 3 of the Notes to Consolidated Financial Statements regarding restrictions on the payment of dividends.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL INFORMATION

The selected financial data for the five fiscal years ended June 30, 1995 are derived from the audited Consolidated Financial Statements of the Company. This information should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Consolidated Financial Statements and related Notes included elsewhere in this annual report on Form 10-K.

                                                            FISCAL YEAR ENDED JUNE 30,
                                              -------------------------------------------------------
                                                1995       1994        1993        1992        1991
                                              --------    -------    --------    --------    --------
                                                (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue                                       $108,358    $96,626    $105,194    $119,174    $124,166
Income from operations before unusual and
  restructuring charges                          8,850      3,991         218       2,180       9,284
Income (loss) from operations                    2,485      1,648      (1,271)    (13,122)      9,284
Net income (loss)                                5,328        222      (1,763)    (11,133)      6,322
  Per share                                        .95        .04        (.33)      (2.10)       1.16
Average shares (thousands)                       5,599      5,489       5,319       5,310       5,464
Internal research and product development       16,180     19,293      22,989      24,318      20,934
As a % of revenue                                 14.9%      20.0%       21.9%       20.4%       16.9%

BALANCE SHEET DATA AT END OF PERIOD:
Total assets                                    79,310     88,944      92,582     107,963     106,574
Long-term debt                                   5,436     15,354      16,058      17,146       4,067
Total shareholders' equity                      32,548     26,506      26,161      29,953      40,180
Number of employees at year-end                    686        729         862         999       1,125

NOTES:  (1) The income (loss) from operations for the years ended June 30, 1995,
            1994, 1993, and 1992 includes restructuring and unusual charges of $6,365, $2,343, $1,489 and $15,302, respectively. See Note 2 of the
            Notes to Consolidated Financial Statements for information regarding restructuring and unusual charges.

        (2) The fourth quarter ended June 30, 1995 included a $4,100 tax benefit related to the recognition of prior years net operating losses and tax credits, as well as tax reserves released.

        (3) During the first quarter ended September 30, 1993, the Company entered into an agreement to sell undeveloped land that it owned in an Ann Arbor technology park to The University of Michigan. The sale was concluded on October 25, 1993 with the property being sold for $3,376 in cash.

        (4) Comshare acquired the assets of Execucom Systems Corporation, effective March 1, 1991.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

The Company's revenue consists of software license revenue, maintenance fees and implementation and consulting services fees from products sold in three decision support application market areas: Executive Information Systems (EIS), Financial Reporting and Retail Decision Support. Comshare licenses its products worldwide. In certain territories outside North America, products are licensed through distributors, where revenue is reported net of distributor fees.

RESULTS OF OPERATIONS

The following table summarizes the percentage relationships of income and expense items included in the Company's Consolidated Statement of Operations.

                                                                                  PERCENT INCREASE
          AS A PERCENT                                INCOME AND                     (DECREASE)
           OF REVENUE                                EXPENSE ITEMS                 FROM PRIOR YEAR
---------------------------------           -------------------------------     ---------------------
1995          1994          1993                                                 1995           1994
-----         -----         -----                                               ------         ------
                                            Revenue:
 45.5%         39.2%         38.4%          Software licenses                     30.2%          (6.3)%
 33.8          43.1          41.0           Software maintenance                 (12.0)          (3.3)
                                            Implementation, consulting
 20.7          17.7          20.6           and other services                    30.9          (21.2)
-----         -----         -----                                               ------         ------
100.0         100.0         100.0           Total revenue                         12.1           (8.1)

                                            Costs and expenses:
 41.8          48.1          51.4           Selling and marketing                 (2.5)         (14.1)
                                            Cost of revenue and
 22.9          18.3          19.5           support                               40.3          (13.9)
                                            Internal research and
 14.9          20.0          21.9           product development                  (16.1)         (16.1)
                                            Internally capitalized
(10.8)        (13.7)        (14.3)          software                             (11.6)         (12.3)
 12.2          13.0          10.2           Software amortization                  5.9           16.3
                                            General and
 10.8          10.2          11.1           administrative                        17.9          (15.2)
  5.9            --            --           Unusual charge                           *             --
   --           2.4           1.4           Restructuring related costs         (100.0)          57.4
-----         -----         -----                                               ------         ------
                                            Income (loss) from
  2.3           1.7          (1.2)          operations                            50.8          229.7
 (0.2)         (0.5)          0.2           Other income, net                    (60.1)        (408.0)
-----         -----         -----                                               ------         ------
                                            Income (loss)
  2.1           1.2          (1.0)          before taxes                         101.1          202.7
                                            Provision (benefit) for
 (2.8)          1.0           0.6           income taxes                        (434.2)         (38.4)
-----         -----         -----                                               ------         ------
  4.9%           .2%         (1.6)%         Net income (loss)                   2300.0%         112.6%
=====         =====         =====                                               ======         ======

*Percent not meaningful.

1995 COMPARED WITH 1994

Revenue for the fiscal year ended June 30, 1995 increased 12% to $108.4 million from $96.6 million in fiscal 1994. The primary cause of this revenue growth was the increase in desktop and client/server license fees, reflecting the release of the Company's new products during the past 18 months.

Total software license fee revenue in fiscal 1995 grew 30% to $49.3 million from $37.9 million in fiscal 1994. License fees from desktop and client/server products in fiscal 1995 grew 61% to $45.5 million from $28.3 million in fiscal 1994 and represented 92% of total software license fee revenue in fiscal 1995, compared with 75% in fiscal 1994. License fees from the Company's mainframe products declined 60% in fiscal 1995 to $3.8 million from $9.4 million in fiscal 1994. Mainframe license fees are expected to continue to decline as the Company continues to emphasize its newer client/server products which were introduced in response to the market's shift from mainframe to client/server systems. Most of the mainframe license fee decline was in the older Executive Information Systems
(EIS) products.

Software license fee growth was strong in all three decision support market areas. In the EIS market, license fees grew 26% to $29.8 million in fiscal 1995 from $23.7 million in fiscal 1994. License fees for the Company's desktop and client/server EIS products grew 69% to $26.8 million in fiscal 1995, compared with $15.8 million in the prior year, principally due to the March 1994 release of Commander OLAP. This increase in EIS desktop and client/server license fees was partially offset by declines in EIS mainframe license fees.

License fees from financial reporting applications grew 40% to $10.2 million in fiscal 1995 from $7.3 million in fiscal 1994, principally due to the release of Windows versions of Commander FDC and Commander Budget.

In the retail decision support applications market area, license fees increased 41% to $9.1 million in fiscal 1995 from $6.5 million in fiscal 1994, principally as a result of new releases of ARTHUR Merchandise Planning and ARTHUR Plan Monitor.

Maintenance revenue in fiscal 1995 declined 12% to $36.6 million from $41.6 million in fiscal 1994. The decrease is primarily due to the decline in maintenance revenue from mainframe products. Mainframe maintenance revenue in fiscal 1995 declined 25% to $16.9 million from $22.6 million in fiscal 1994. The decrease was principally due to the impact of cancellations, price discounts on multi-year agreements and conversion of certain agents to distributors. Desktop and client/server maintenance revenue in fiscal 1995 grew 6% to $19.6 million from $18.5 million in fiscal 1994. The increase is due to the growth in license fees, partially offset by the conversion of certain agents to distributors, as described below. The comparability of maintenance revenue was impacted by the conversion of certain agents to distributors in fiscal 1994. When an agent converts to a distributor, sales are made directly to the distributor rather than the end customer, and the distributor assumes the obligation of providing maintenance. In addition, the revenue from distributors is recognized net of fees (which fees are approximately the same as agency fees which are recorded as selling expenses), and revenue from agents is recognized before their fees. Therefore, the conversion of agents to distributors reduced reported maintenance revenue in fiscal 1995, without a material impact on operating profits. In addition, in fiscal 1994, maintenance revenue benefited from the nonrecurring release of approximately $1.6 million of deferred revenue related to the conversion of the Company's Belgium and Holland offices to an independent agency and to the conversion of certain of the Company's agents to distributors. Included in fiscal 1994 operating expenses was approximately $.9 million of costs associated with the recording of the maintenance revenue.

Implementation, consulting and other services revenue in fiscal 1995 increased 31% to $22.4 million from $17.1 million in fiscal 1994. The increased number of desktop and client/server licenses sold during the fiscal period, in all three decision support market areas, created increased demand for implementation and consulting services.

Operating expenses, excluding restructuring and unusual charges, were $99.5 million, with an operating profit margin of 8%, in fiscal 1995, compared with operating expenses of $92.6 million and an operating profit margin of 4% in fiscal 1994.

Selling and marketing expense in fiscal 1995 was $45.3 million, or 42% of revenue, compared with $46.5 million, or 48% of revenue in fiscal 1994. The decrease was principally due to a $5.4 million reduction in agency fees as a result of the conversion of certain agents to distributors, as described above. Partially offsetting this decline was a $3.8 million increase in direct selling and marketing expenses during fiscal 1995 in support of increased revenue.

Cost of revenue and support in fiscal 1995 was $24.8 million, or 23% of revenue, compared with $17.7 million, or 18% of revenue in fiscal 1994. The increase is primarily attributed to both royalty fees related to the use of Arbor Software Corporation's database engine, Essbase, in certain Comshare products and personnel and outside contract costs associated with the growth in implementation and consulting services.

Internal research and product development expense in fiscal 1995 was $16.2 million, or 15% of revenue, compared with $19.3 million, or 20% of revenue in fiscal 1994. The decrease was primarily attributable to staff reductions made at the end of fiscal 1994. These reductions principally reflect the Company's development strategy which includes the increased utilization of technology developed by third parties to shorten development cycles, minimize investment in software tools and accelerate time to market. The decrease in research and product development costs resulted in lower capitalization of internally developed software in fiscal 1995 of $11.7 million, or 11% of revenue, compared with $13.2 million, or 14% of revenue in fiscal 1994. Software amortization expense was $13.2 million in the current fiscal year, or 12% of revenue, compared with $12.5 million, or 13% of revenue in fiscal 1994. The increase in amortization expense was a result of new client/server products released during the last year. The Company does not expect amortization expenses related to internally developed software to change materially in fiscal 1996.

General and administrative expense in fiscal 1995 was $11.7 million, or 11% of revenue, compared to $9.9 million, or 10% of revenue in fiscal 1994. General and administrative expense increased only 6% in fiscal 1995, as compared with the prior year, after excluding the $1.1 million gain on the sale of undeveloped land which was included in general and administrative expense in fiscal 1994. General and administrative employee expenses relating to relocation, travel and incentives contributed to the increase.

An unusual charge of $6.4 million was recorded in fiscal 1995, due to the write-off of capitalized software associated with the Company's mainframe products. The write-off was the result of the Company's fiscal 1996 product plans to focus primarily on desktop and client/server software and the decreased industry emphasis on mainframe decision support software products. In addition, the Company recently implemented a marketing strategy to migrate its existing clients using mature mainframe products to its new client/server products. The above factors will reduce the future revenue from mainframe software, and as a result the Company wrote-off the remaining capitalized mainframe software.

Interest expense in fiscal 1995 was $.7 million, compared with $.6 million is fiscal 1994. The increase is primarily due to the loan origination fees associated with amending and restating the domestic credit agreement.

The benefit from income taxes was $3.0 million in fiscal 1995, as compared with an income tax provision of $.9 million for fiscal 1994. The income tax benefit included the release of tax valuation reserves of $2.5 million related to tax credits, this is attributable to the significant improvement in the Company's profitability in fiscal 1995, which allowed the realization of a significant portion of these credits. In addition, settlements with tax authorities regarding certain outstanding issues allowed the Company to release tax reserves of $1.6 million previously established against these exposures. The net tax assets remaining are projected by the Company to be utilized by fiscal 1997, well before expiration. A comparative analysis of the factors influencing the effective income tax rate is presented in Note 8 of the Notes to Consolidated Financial Statements.

Approximately 55% of Comshare's fiscal 1995 revenue and expenses were from outside North America and most of the Company's international revenue is denominated in foreign currencies. Foreign currency fluctuations in fiscal 1995 had minimal impact on operating income as currency fluctuations on revenue denominated in a foreign currency were offset by expenses denominated in foreign currency. Overall, revenue and expenses would have been approximately $3.6 million and $3.3 million lower, respectively, with an estimated $.3 million negative impact on pre-tax profit for fiscal 1995, at comparable exchange rates.

The Company recognizes currency transaction gains and losses in the period of occurrence. As currency rates are constantly changing, these gains and losses can, at times, fluctuate greatly. The Company had an exchange gain of $.3 million in fiscal 1995, attributable to the strengthening of the Deutsche mark and French franc against the British pound. The Company at various times denominates borrowings in foreign currencies and enters into forward exchange contracts to hedge exposures related to foreign currency transactions. The Company does not use any other types of derivatives to hedge such exposures nor does it speculate in foreign currency. In general, the Company only uses forward exchange contracts to hedge against large selective transactions that present the most exposure to exchange rate fluctuations. The Company had two forward contracts totaling $2.2 million outstanding at June 30, 1995.

Inflation did not have a material impact on the Company's revenue or income from operations in fiscal 1995 or fiscal 1994.

1994 COMPARED WITH 1993

Revenue for the fiscal year ended June 30, 1994 declined by 8% to $96.6 million from $105.2 million in fiscal 1993. The decrease was principally due to both the decline in revenue from mainframe sources and the weakening of foreign currencies against the U.S. dollar in fiscal 1994. Overall revenue for fiscal 1994 would have been approximately $5.5 million higher, compared with fiscal 1993 levels, at comparable exchange rates.

Total software license fees declined 6% to $37.9 million in fiscal 1994 from $40.4 million in fiscal 1993. License fees from desktop and client/server products grew 18% to $28.2 million in fiscal 1994 from $24.0 million in fiscal 1993. Desktop and client/server products license fees represented 75% of total software license fee revenue in fiscal 1994, compared with 59% in fiscal 1993. License fees from the Company's mainframe products declined 42% to $9.4 million in fiscal 1994 from $16.3 million in fiscal 1993. The Company believes that this decline was due to the industry slowdown in sales of mainframe computer software as customers migrated to new generation client/server operating systems from their traditional mainframe operating systems.

In the EIS market, license fees declined 18% to $23.7 million from $28.8 million in fiscal 1993, primarily due to the decline in mainframe license fee revenue offset by the revenue resulting from the March 1994 release of the Company's Commander OLAP product. License fees from financial reporting applications remained essentially unchanged in fiscal 1994 at $7.3 million, compared with the prior year. Retail decision support license fees increased 54% to $6.5 million in fiscal 1994 from $4.2 million in fiscal 1993, principally as a result of the international release of a new Windows version of ARTHUR Merchandise Planning.

Total maintenance revenue declined by 3% to $41.6 million in fiscal 1994 from $43.1 million in 1993. Mainframe maintenance revenue declined 13% to $22.6 million in fiscal 1994 from $25.9 million in fiscal 1993. Offsetting the decline was the increase in maintenance revenue from desktop and client/server products which increased 12% to $18.5 million in fiscal 1994 from $16.5 million in fiscal 1993.

During fiscal 1994 maintenance revenue benefited from the release of approximately $1.6 million of deferred revenue related to the conversion of the Company's Belgium and Holland offices to an independent agency and to the conversion of certain of the Company's agents to distributors. Included in operating expenses was approximately $.9 million of costs associated with the recording of the maintenance revenue.

Implementation and consulting services revenue declined 21% to $17.1 million in fiscal 1994 from $21.7 million in fiscal 1993. The decrease in implementation and consulting services revenue was due partially to the decline in mainframe software revenue and increased competition from small implementation and consulting service companies, as well as to disruptions in France due to management changes in the second quarter.

Operating expenses for fiscal 1994 and fiscal 1993 included $2.3 million and $1.5 million, respectively, of restructuring charges. Excluding the restructuring charges, operating expenses in fiscal 1994 decreased 12% to $92.6 million from $105.0 million in fiscal 1993. The weakening of foreign currencies against the U.S. dollar in fiscal 1994 caused $4.8 million of the decline in operating expenses from fiscal 1993 levels. The remaining $6.4 million of the decline is primarily the result of cost containment actions taken by the Company at the end of fiscal 1993, most of which related to personnel reductions implemented in connection with the restructuring.

Selling and marketing expense in fiscal 1994 was $46.5 million, or 48% of revenue, compared with $54.1 million, or 51% of revenue in fiscal 1993. The decrease was principally due to cost containment actions taken by the Company at the end of fiscal 1993.

Cost of revenue and support was $17.7 million, or 18% of revenue in fiscal 1994, compared with $20.5 million or 20% of revenue in 1993. The decline was principally caused by lower costs associated with the $4.4 million decline in implementation and consulting services revenue. This was partially offset by the inclusion of $1.0 million of royalty expense in fiscal 1994 for products licensed from others for use in the Company's product offerings. The increase in royalty expense is principally due to an increase in sales to customers selecting a newly licensed database engine, Essbase, as part of their information system solution beginning in March 1994.

Internal research and product development expense was $19.3 million, or 20% of revenue in fiscal 1994, compared with $23.0 million, or 22% of revenue in fiscal 1993. The decrease was principally due to cost containment actions. The decrease in research and product development costs resulted in lower capitalization of internally developed software in fiscal 1994 of $13.2 million, or 14% of revenue, compared with $15.0 million, or 14% of revenue in fiscal 1993. Software amortization in fiscal 1994 was $12.5 million, or 13% of revenue, compared with $10.8 million, or 10% of revenue in fiscal 1993. The increase is a result of numerous products that were commercially released during the fourth quarter of fiscal 1993 and the first quarter of fiscal 1994.

General and administrative expense was $9.9 million, or 10% of revenue in fiscal 1994, compared with $11.7 million, or 11% of revenue in fiscal 1993. The decrease is primarily attributable to the $1.1 million gain on the sale of undeveloped land in the second quarter of fiscal 1994 which was included in general and administrative expense.

Restructuring and unusual charges were $2.3 million in fiscal 1994 and represented provisions for management actions or plans in connection with restructuring, primarily related to staff reductions. For the period ended June 30, 1994, the restructuring charges include staff reductions of approximately 50 employees. Restructuring charges for fiscal 1993 were $1.5 million and also related to management actions or plans in connection with restructuring, primarily related to staff reductions.

Interest expense was $.6 million in fiscal 1994, essentially unchanged from fiscal 1993. Reduced loan balances were partly offset by higher interest rates and a reduction in the amount of interest capitalized as part of capitalized computer software. The banks with which the Company has its domestic credit agreement reduced the interest rate on the Company's borrowings, effective November 1, 1993, from prime plus 3% to prime plus 1%. Interest expense was capitalized as required under accounting principles and included in capitalized computer software.

The effective income tax rate for the year ended June 30, 1994 was 80%. The provision for the year ended June 30, 1994 resulted from a combination of factors including not tax benefiting certain losses and the reversal of taxes previously provided, partially offset by ongoing tax planning. For the prior year, there was a provision for income taxes on a loss, rather than a tax benefit as would usually be expected, primarily caused by losses occurring in certain countries where no tax benefit could be provided while profits occurred in countries where a tax provision was required. A detailed comparative analysis of the numerous factors influencing the effective income tax rate is presented in Note 8 of the Notes to Consolidated Financial Statements.

Approximately 55% of the Company's fiscal 1994 revenue and expenses were from outside North America. Most of the Company's international revenue is denominated in foreign currencies. Foreign currency fluctuations in fiscal 1994 impacted operating income as currency fluctuations on revenue denominated in a foreign currency were only partially offset by expenses denominated in a foreign currency. Overall, revenue and expenses would have been $5.5 million and $4.8 million lower, respectively, with an estimated $.7 million positive impact on pre-tax profit for fiscal 1994, at comparable exchange rates.

The Company recognizes currency transaction gains and losses in the period of occurrence. As currency rates are constantly changing, these gains and losses can, at times, fluctuate greatly. Exchange losses were $25,000 in fiscal 1994, compared with exchange gains of $.5 million in fiscal 1993. The unusually high currency gain in fiscal 1993 was principally due to Britain's withdrawal from the European Exchange Rate Mechanism. At June 30, 1994, the Company did not have any forward contracts.

Inflation did not have a material impact on the Company's revenue or income from operations in fiscal 1994 or fiscal 1993.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $23.3 million in fiscal 1995, up $9.7 million over the prior year. Pretax profit excluding the non-cash write-off of software was $8.6 million in fiscal 1995, contributing $7.5 million of the increase. Due to prior year net operating losses and tax credits, only $.6 million of taxes were paid in fiscal 1995. As a result, most of the operating profits in fiscal 1995 generated positive cash flow. The $2.7 million reduction in accounts receivable balances during fiscal 1995, attributable to improved collections, also contributed to the increased cash flow.

Net cash used in investing activities was $14.1 million in fiscal 1995, up $1.7 million over the prior year, primarily due to the one-time benefit in fiscal 1994 from the proceeds of the sale of undeveloped land. Additions to capitalized computer software declined during fiscal 1995 due to the decrease in internal product development spending.

The Company used the net cash from operating activities to fund its investing activities and reduce long-term debt by approximately $10.0 million during fiscal 1995.

At June 30, 1995, the Company did not have any material capital expenditure commitments. In fiscal 1996, property and equipment purchases and additions to internally developed software are expected to continue at levels similar to those of fiscal 1995 and fiscal 1994.

Working capital as of June 30, 1995 was a negative $2.2 million, compared with a negative $.5 million from the same period last year. The decrease of $1.7 million was primarily due to the $2.7 million reduction in accounts receivable, mentioned above, offset by the $1.0 million reduction in deferred, revenue which is included in current liabilities. Deferred revenue as of June 30, 1995 and 1994 was $18.6 million and $19.6 million, respectively. Deferred revenue principally relates to maintenance and is essentially non-cash in nature.

Total assets were $79.3 million at June 30, 1995, as compared with total assets of $88.9 million at June 30, 1994. The primary contributing factor to the decrease was the write-off of $6.4 million of capitalized software associated with the Company's mainframe products.

On October 31, 1994 the Company entered into a $14.0 million amended and restated, domestic credit agreement with its banks which matures on October 31, 1997. The amended and restated credit agreement contains covenants regarding among other things, working capital, leverage, net worth and payment of dividends. Under the terms of the agreement, the Company is not permitted to pay dividends. Permitted borrowings under the credit agreement are based on a percentage of worldwide eligible accounts receivable. At June 30, 1995, permitted borrowings under the agreement totaled $14.0 million, of which $3.5 million was outstanding. At June 30, 1995 interest was at the bank's prime rate (8.75% at June 30, 1995) plus 1% until July 1, 1995, at which time it changed to the Eurodollar rate plus applicable margin, which varies between 1 1/2% and 2 1/2%. Subsequent to year end, the banks agreed to release all security interests in the assets of the Company previously granted to the banks.

Separately, certain of the Company's subsidiaries have local currency credit agreements or overdraft facilities with banks totaling $3.7 million, of which $1.9 million was outstanding at June 30, 1995. The credit agreements expire on October 1, 1997. The interest rates generally vary with the banks' base rate. Most of such borrowings are guaranteed by the Company.

The Company believes that the combination of present cash balances, future operating cash flows and credit facilities are sufficient for near term operating needs. The Company intends to fund ongoing internal software additions and equipment purchases through cash provided by operating activities. The Company believes it will renew or repay its long-term debt prior to its expiration.

ITEM 8.   FINANCIAL STATEMENTS

The financial statements and schedule filed herewith are set forth on the Index to Consolidated Financial Statements and Schedule on page 16 and are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the Company's 1995 Proxy Statement under the captions "Election of Directors" and "Further Information-Executive Officers."

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's 1995 Proxy Statement under the caption "Executive Compensation."

ITEM 12.   SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT

Information required by this Item is incorporated herein by reference to the Company's 1995 Proxy Statement under the captions "Further Information-Principal Shareholders" and "Further Information-Stock Ownership of Management."

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is incorporated herein by reference to the Company's 1995 Proxy Statement under the captions "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements:
       The Financial Statements filed with this report are listed in the Index to Consolidated Financial Statements and Schedule which appears on page 19.

    2. Financial Statement Schedule:
       The Financial Statement Schedule filed with this report is listed in the Index to Consolidated Financial Statements and Schedule which appears on page 19.

    3. The exhibits filed with this report are listed in the Exhibit Index which appears on page 37. Following are the Company's management contracts and compensatory plans and arrangements which are required to be filed as exhibits to this Form 10-K:

EXHIBIT NO.                                       DESCRIPTION
-----------    ----------------------------------------------------------------------------------
   10.01       Benefit Adjustment Plan of Comshare, Incorporated, effective June 1, 1986, as amended -- incorporated by reference to Exhibit 10.20 to the Registrant's Form
               10-K Report for the fiscal year ended June 30, 1993.
   10.02       Comshare, Incorporated 1988 Stock Option Plan, as amended -- incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1990 and Exhibit 10.22 to the Registrant's Form 10-Q Report
               for the quarter ended September 30, 1994.
   10.03       Profit Sharing Plan of Comshare, Incorporated, effective July 1, 1974, as amended
               -- incorporated by reference to Exhibit 10.05 to the Registrant's Form 10-K for the fiscal year ended June 30, 1994.
   10.04       Employee Stock Ownership Plan of Comshare, Incorporated, effective June 28, 1985, as amended -- incorporated by reference to Exhibit 10.06 to the Registrant's Form
               10-K for the fiscal year ended June 30, 1994.

EXHIBIT NO.                                       DESCRIPTION
-----------    ----------------------------------------------------------------------------------
   10.05       Rules of the Comshare Retirement and Death Benefits Plan for employees of the
               United Kingdom, effective January 1, 1991 -- as amended, incorporated by reference to Exhibit 10.27 to the Registrant's Form 10-K Report for the fiscal year ended
               June 30, 1993.
   10.06       Interim Trust Deed establishing the Comshare Money Purchase Plan for employees of the United Kingdom, effective March 1, 1994, incorporated by reference to Exhibit
               10.08 to the Registrant's Form 10-K for the fiscal year ended June 30, 1994.
   10.07       Employment and NonCompetition Agreement between Comshare, Incorporated and T.
               Wallace Wrathall, effective as of April 1, 1994 -- incorporated by reference to
               Exhibit 10.23 to the Registrant's Form 10-Q Report for the quarter ended December
               31, 1994.
   10.08       Amended and Restated Employee Agreement between Comshare, Incorporated and Richard
               L. Crandall effective July 1, 1994, as amended -- incorporated by reference to
               Exhibit 10.10 to the Registrant's Form 10-K for the fiscal year ended June 30,
               1994.
   10.09       Non-Competition Agreement between Comshare, Incorporated and Richard L. Crandall incorporated by reference to Exhibit 10.11 of the Registrant's Form 10-K for the
               fiscal year ended June 30, 1994.
   10.10       Letter Agreement from Comshare, Incorporated to Kathryn A. Jehle regarding terms of employment dated April 18, 1994 -- incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-K for the fiscal year ended June 30, 1994.
   10.11       Description of Incentive Agreements for certain executive officers for fiscal years 1993, 1994 and 1995-1997 -- incorporated by reference to Exhibit 10.13 to the Registrant's Form 10-K for the fiscal year ended June 30, 1994.
   10.12       Trust Agreement under the Benefit Adjustment Plan of Comshare, Incorporated, effective April 25, 1988 as amended -- incorporated by reference to Exhibit 10.31 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1993.
   10.13       Trust Agreement between Comshare, Incorporated and Vanguard Fiduciary for maintaining the Profit Sharing Plan of Comshare, Incorporated effective March 31,
               1992, as amended -- incorporated by reference to Exhibit 10.15 to the Registrant's
               Form 10-K for the fiscal year ended June 30, 1994.
   10.14       1994 Executive Stock Purchase Program of Comshare, Incorporated -- incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1994.
   10.15       Employee Stock Purchase Plan of Comshare, Incorporated -- incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1994.
   10.16       1994 Directors Stock Option Plan of Comshare, Incorporated -- incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1994.

(b) The Company did not file any reports on Form 8-K for the quarter ended June 30, 1995.

                             COMSHARE, INCORPORATED

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                              FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        -----
Report of Independent Public Accountants.............................................      20
Consolidated Statement of Operations for the Fiscal Years Ended
  June 30, 1995, 1994 and 1993.......................................................      21
Consolidated Balance Sheet as of June 30, 1995 and 1994..............................   22-23
Consolidated Statement of Cash Flows for the Fiscal Years Ended
  June 30, 1995, 1994 and 1993.......................................................      24
Consolidated Statement of Shareholders' Equity for the Fiscal Years Ended
  June 30, 1995, 1994 and 1993.......................................................      25
Notes to Consolidated Financial Statements...........................................   26-34

                                    SCHEDULE

II. Consolidated Schedule of Valuation and Qualifying Accounts.......................      35

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Comshare, Incorporated:

We have audited the accompanying consolidated balance sheet of COMSHARE, INCORPORATED (a Michigan corporation) and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Comshare, Incorporated and subsidiaries as of June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995 in conformity with generally accepted accounting principles.

As explained in Note 8 to the financial statements, effective July 1, 1992, the Company changed its method of accounting for income taxes.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                               ARTHUR ANDERSEN LLP

Detroit, Michigan,
July 27, 1995

COMSHARE, INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS
(DOLLARS IN THOUSANDS)

                                                                 FISCAL YEAR ENDED JUNE 30,
                                                            ------------------------------------
                                                              1995          1994          1993
                                                            --------      --------      --------
REVENUE
  Software licenses......................................   $ 49,294      $ 37,871      $ 40,397
  Software maintenance...................................     36,649        41,625        43,064
  Implementation, consulting and other services..........     22,415        17,130        21,733
                                                            --------      --------      --------
                                                             108,358        96,626       105,194
COSTS AND EXPENSES
  Selling and marketing..................................     45,283        46,457        54,065
  Cost of revenue and support............................     24,799        17,670        20,528
  Internal research and product development..............     16,180        19,293        22,989
  Internally capitalized software........................    (11,667)      (13,193)      (15,035)
  Software amortization..................................     13,250        12,517        10,761
  General and administrative.............................     11,663         9,891        11,668
  Unusual charge.........................................      6,365            --            --
  Restructuring related costs............................         --         2,343         1,489
                                                            --------      --------      --------
                                                             105,873        94,978       106,465
                                                            --------      --------      --------
Income (loss) from operations............................      2,485         1,648        (1,271)
Other income (expense)
  Interest income........................................        157            79           298
  Interest expense.......................................       (669)         (568)         (611)
  Exchange gain (loss)...................................        307           (25)          480
                                                            --------      --------      --------
                                                                (205)         (514)          167
                                                            --------      --------      --------
INCOME (LOSS) BEFORE TAXES...............................      2,280         1,134        (1,104)
Provision (benefit) for income taxes.....................     (3,048)          912           659
                                                            --------      --------      --------
NET INCOME (LOSS)........................................   $  5,328      $    222      $ (1,763)
                                                            ========      ========      ========
Weighted average number of common and dilutive
  common equivalent shares...............................      5,599         5,489         5,319
                                                            ========      ========      ========
NET INCOME (LOSS) PER COMMON SHARE.......................   $    .95      $    .04      $   (.33)
                                                            ========      ========      ========

The accompanying notes are an integral part of this statement.

COMSHARE, INCORPORATED
CONSOLIDATED BALANCE SHEET
(DOLLARS IN THOUSANDS)

                                                                               AS OF JUNE 30,
                                                                             ------------------
                                                                              1995       1994
                                                                             -------    -------
  ASSETS

CURRENT ASSETS
  Cash....................................................................   $ 1,398    $ 1,774
  Accounts receivable, less allowance for doubtful accounts
     of $887 in 1995, and $1,161 in 1994..................................    29,531     30,846
  Deferred income taxes...................................................       783      1,487
  Prepaid expenses........................................................     4,098      4,012
                                                                             -------    -------
     Total current assets.................................................    35,810     38,119

PROPERTY AND EQUIPMENT, at cost
  Computers and other equipment...........................................    24,023     24,278
  Leasehold improvements..................................................     3,053      4,258
                                                                             -------    -------
                                                                              27,076     28,536
  Less -- Accumulated depreciation........................................    23,663     24,338
                                                                             -------    -------
  Property and equipment, net.............................................     3,413      4,198

COMPUTER SOFTWARE, net of accumulated amortization of
  $70,308 in 1995 and $50,114 in 1994.....................................    32,676     40,236

GOODWILL, net of accumulated amortization of
  $1,751 in 1995 and $1,437 in 1994.......................................     2,246      2,033

OTHER ASSETS..............................................................     5,165      4,358
                                                                             -------    -------
                                                                             $79,310    $88,944
                                                                             =======    =======

The accompanying notes are an integral part of this statement.

COMSHARE, INCORPORATED
CONSOLIDATED BALANCE SHEET
(DOLLARS IN THOUSANDS)

                                                                               AS OF JUNE 30,
                                                                             ------------------
                                                                              1995       1994
                                                                             -------    -------
  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable...........................................................   $    --    $    29
  Accounts payable........................................................    11,342     10,608
  Accrued liabilities --
     Payroll..............................................................     3,467      4,910
     Taxes, other than income taxes.......................................     1,486      1,399
     Other................................................................     1,465      1,364
                                                                             -------    -------
       Total accrued liabilities..........................................     6,418      7,673
  Income taxes............................................................     1,602        641
  Deferred revenue........................................................    18,599     19,617
                                                                             -------    -------
       Total current liabilities..........................................    37,961     38,568

LONG-TERM DEBT............................................................     5,436     15,354

DEFERRED INCOME TAXES.....................................................       275      5,511

OTHER LIABILITIES.........................................................     3,090      3,005

SHAREHOLDERS' EQUITY
  Capital stock:
     Preferred stock, no par value;
       authorized 5,000,000 shares;
       none issued........................................................        --         --
  Common stock, $1.00 par value;
     authorized 10,000,000 shares;
     outstanding 5,480,823 shares in
     1995 and 5,357,811 shares in 1994....................................     5,481      5,358
  Capital contributed in excess of par....................................    15,939     14,661
  Retained earnings.......................................................    15,500     10,190
  Currency translation adjustments........................................    (3,239)    (3,504)
                                                                             -------    -------
                                                                              33,681     26,705
  Less -- Notes receivable................................................     1,133        199
                                                                             -------    -------
       Total shareholders' equity.........................................    32,548     26,506
                                                                             -------    -------
                                                                             $79,310    $88,944
                                                                             =======    =======

The accompanying notes are an integral part of this statement.

COMSHARE, INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                    FISCAL YEAR ENDED JUNE 30,
                                                                 --------------------------------
                                                                   1995        1994        1993
                                                                 --------    --------    --------
OPERATING ACTIVITIES

NET INCOME (LOSS).............................................   $  5,328    $    222    $ (1,763)
Adjustments to reconcile net income (loss) to
  Net cash provided by operating activities:
  Depreciation and amortization...............................     15,873      15,893      15,491
  Write-off of capitalized software...........................      6,365          --          --
  Gain on sale of undeveloped land............................         --      (1,102)         --
  Provision for losses on accounts receivable.................       (119)        140         586
  Loss on sale of property and equipment......................         28           3          71
  Changes in operating assets and liabilities:
     Accounts receivable......................................      2,675         585       4,601
     Prepaid expenses.........................................         77         929       1,142
     Other assets.............................................         --          35       1,122
     Accounts payable.........................................       (469)     (1,083)     (2,716)
     Accrued liabilities......................................       (337)        853      (2,927)
     Deferred revenue.........................................     (1,489)     (3,875)       (396)
     Deferred income taxes....................................     (4,645)        732         528
     Other liabilities........................................         42         301         607
                                                                 --------    --------    --------
     Net cash provided by operating activities................     23,329      13,633      16,346

INVESTING ACTIVITIES
  Additions to computer software..............................    (11,667)    (13,187)    (15,811)
  Payments for property and equipment.........................     (1,207)     (1,199)     (1,645)
  Proceeds from sale of undeveloped land......................         --       3,376          --
  Other.......................................................     (1,227)     (1,382)       (235)
                                                                 --------    --------    --------
     Net cash used in investing activities....................    (14,101)    (12,392)    (17,691)

FINANCING ACTIVITIES
  Net repayments under notes payable..........................        (33)        (40)       (590)
  Net borrowings (repayments) under long-term debt............    (10,044)     (2,046)        768
  Stock options exercised.....................................        248          74         358
  Other.......................................................        202         (42)         --
                                                                 --------    --------    --------
     Net cash provided by (used in) financing activities......     (9,627)     (2,054)        536

EFFECT OF EXCHANGE RATE CHANGES...............................         23          (6)       (408)
                                                                 --------    --------    --------
NET DECREASE IN CASH..........................................       (376)       (819)     (1,217)
                                                                 --------    --------    --------
BALANCE AT BEGINNING OF YEAR..................................      1,774       2,593       3,810
                                                                 --------    --------    --------
BALANCE AT END OF YEAR........................................   $  1,398    $  1,774    $  2,593
                                                                 ========    ========    ========
Supplemental disclosures:
  Cash paid for interest......................................   $    690    $    624    $    540
                                                                 ========    ========    ========
  Cash paid for income taxes..................................   $    558    $    481    $  1,113
                                                                 ========    ========    ========

The accompanying notes are an integral part of this statement.

COMSHARE, INCORPORATED
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)

                                                                     FISCAL YEAR ENDED JUNE 30,
                                                                    -----------------------------
                                                                     1995       1994       1993
                                                                    -------    -------    -------
COMMON STOCK
  Balance beginning of year......................................   $ 5,358    $ 5,346    $ 5,287
  Employee Stock Purchase Plan...................................        15         --         --
  1994 Executive Stock Purchase Program..........................        69         --         --
  Retirement of shares...........................................        (1)        --        (18)
  Stock options exercised........................................        40         12         77
                                                                    -------    -------    -------
  Balance end of year............................................     5,481      5,358      5,346
                                                                    -------    -------    -------
CAPITAL CONTRIBUTED IN EXCESS OF PAR
  Balance beginning of year......................................    14,661     14,599     14,200
  Employee Stock Purchase Plan...................................       162         --         --
  1994 Executive Stock Purchase Program..........................       890         --         --
  Retirement of shares...........................................        (4)        --        (50)
  Stock options exercised........................................       230         60        436
  Tax benefits related to stock options..........................        --          2         13
                                                                    -------    -------    -------
  Balance end of year............................................    15,939     14,661     14,599
                                                                    -------    -------    -------
RETAINED EARNINGS
  Balance beginning of year......................................    10,190      9,968     11,831
  Net income (loss)..............................................     5,328        222     (1,763)
  Retirement of shares...........................................       (18)        --       (100)
                                                                    -------    -------    -------
  Balance end of year............................................    15,500     10,190      9,968
                                                                    -------    -------    -------
CURRENCY TRANSLATION ADJUSTMENTS
  Balance beginning of year......................................    (3,504)    (3,553)    (1,165)
  Translation adjustments........................................       265         49     (2,388)
                                                                    -------    -------    -------
  Balance end of year............................................    (3,239)    (3,504)    (3,553)
                                                                    -------    -------    -------
LESS -- NOTES RECEIVABLE
  Balance beginning of year......................................       199        199        199
  1994 Executive Stock Purchase Program..........................       934         --         --
                                                                    -------    -------    -------
  Balance end of year............................................     1,133        199        199
                                                                    -------    -------    -------
     Total shareholders' equity..................................   $32,548    $26,506    $26,161
                                                                    =======    =======    =======

The accompanying notes are an integral part of this statement.

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All material intercompany accounts and transactions have been eliminated.

REVENUE. The Company's revenue consists of software license fees, software maintenance service fees and implementation, consulting and other service fees. Software license revenue, including sales to distributors, is recognized when a customer contract is fully executed and the software has been shipped. Software maintenance revenue, whether bundled with product license or priced separately, is recorded as deferred revenue on the balance sheet when invoiced and is recognized over the term of the maintenance contract. Implementation, consulting and other services revenue is recognized as the services are performed.

EXPENSE CLASSIFICATION. Selling and marketing expense includes advertising and agency fees. Cost of revenue and support includes personnel and other costs related to produce the implementation and consulting services revenue, customer support costs, direct cost of producing software and royalty expense for products licensed from others for use in the Company's product offerings.

FOREIGN CURRENCY TRANSLATION. All assets and liabilities of the Company's foreign operations are translated at current exchange rates and revenue and expenses are translated at monthly exchange rates. Resulting translation adjustments are reflected as a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in net income.

The Company at various times has entered into forward exchange contracts to hedge exposures related to foreign currency transactions. The Company does not use any other types of derivatives to hedge such exposures nor does it speculate in foreign currency. The Company only uses forward exchange contracts to hedge against large selective transactions that present the most exposure to exchange rate fluctuations. The Company entered into a forward contract on September 9, 1994 where it purchased $1,500,000 for British pounds with a maturity date of September 29, 1995. The Company also entered into a forward contract on June 30, 1995 where it sold $750,000 for Canadian dollars with a maturity date of August 31, 1995. The carrying value of these contracts approximates the fair market value.

Statement of Financial Accounting Standards No. 119 "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" requires additional disclosures regarding the nature of derivatives held. This statement is required to be adopted by the Company during its fiscal year ended June 30, 1996.

CASH. Cash includes investments in highly liquid investments with maturities of three months or less at the time of acquisition.

INTERNAL RESEARCH AND PRODUCT DEVELOPMENT. Internal research and product development includes all such expense before computer software capitalization and amortization.

COMPUTER SOFTWARE. The costs of developing and purchasing new software products and enhancements to existing software products are capitalized after technological feasibility is established. These costs include capitalized interest of $681,000, $814,000, and $906,000 in fiscal 1995, 1994 and 1993, respectively. The capitalized development costs are amortized over their estimated service lives which are generally a rolling three years in 1993, 1994 and 1995. The policy is reevaluated and adjusted as necessary at the end of each accounting period. On an ongoing basis, management reviews the valuation and amortization of capitalized development costs. As part of this review, the Company considers the value of future cash flows attributable to the capitalized development costs in evaluating potential impairment of the asset. In addition to the internally capitalized software, the Company expended $776,000 on purchased software during the year ended June 30, 1993. There were no expenditures for purchased software for the years ended June 30, 1994 and 1995.

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

DEPRECIATION. The cost of depreciable assets is charged to operations on a straight-line basis. Principal service lives for computers and other equipment are three to five years. Leasehold improvements are amortized over the expected life of the asset or term of the lease, whichever is shorter.

GOODWILL. Goodwill represents the unamortized cost in excess of fair value of net assets acquired and is amortized on a straight-line basis over forty years. On an ongoing basis, management reviews the valuation and amortization of goodwill. As part of this review, the Company considers the value of future cash flows attributable to the acquired operations in evaluating potential impairment of goodwill.

OTHER ASSETS. Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. This statement is required to be adopted by the Company during its fiscal year ended June 30, 1997. Although a detailed analysis has not been performed, the Company believes there would be no material impact on its financial statements, if this statement was adopted as of June 30, 1995.

EARNINGS PER SHARE. Earnings per share of common stock is based on the daily weighted average number of shares of common stock outstanding considering the dilutive effect of outstanding stock options when appropriate.

RECLASSIFICATIONS. For the year ended June 30, 1995, the Company changed its presentation of cash flows from operating activities from the direct method to the indirect method.

Certain amounts in the 1994 and 1993 financial statements have been reclassified to conform with 1995 presentation.

2. RESTRUCTURING AND UNUSUAL CHARGES

During the year ended June 30, 1995, the Company recorded an unusual charge of $6,365,000. This charge related to the write-off of capitalized software associated with its mature mainframe products. The write-off of capitalized software associated with the Company's mainframe products is the result of current industry trends and reflects the Company's strategic product plan to focus on desktop and client/server software products.

During the years ended June 30, 1994 and 1993, the Company made provisions totaling $2,343,000 and $1,489,000, respectively, for management actions or plans in connection primarily with staff reductions related to its restructuring. For the period ended June 30, 1994, the restructuring charges include staff reductions of approximately 50 employees and estimated savings of $4,000,000 was achieved in fiscal 1995. At June 30, 1995, $554,000 remains to be paid for contractual obligations related to restructuring actions taken during 1994.

3. BORROWINGS

Borrowing components are as follows (in thousands):

                                                                        1995      1994
                                                                       ------    -------
        Lines of credit.............................................   $5,436    $15,354
        Notes payable...............................................       --         29
                                                                       ------    -------
             Total outstanding......................................    5,436     15,383
        Less current portion........................................       --         29
                                                                       ------    -------
                                                                       $5,436    $15,354
                                                                       ======    =======

On October 31, 1994 the Company entered into a $14,000,000 amended and restated, domestic credit agreement with its banks which matures on October 31, 1997. The amended and restated credit agreement contains covenants regarding among other things, working capital, leverage, net worth and payment of dividends. Under the terms of the agreement, the Company is not permitted to pay dividends. Permitted borrowings under the credit agreement are

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

based on a percentage of worldwide eligible accounts receivable and worldwide borrowings. At June 30, 1995, the permitted borrowings available under the agreement were $14,000,000, of which $3,500,000 was outstanding. Interest was at the bank's prime rate (8.75% at June 30, 1995) plus 1% and has been reduced effective July 1, 1995, upon the Company's meeting certain financial criteria, to the Eurodollar rate plus applicable margin, which varies between 1 1/2% and 2 1/2%. Subsequent to year end, the banks agreed to release all security interests in the assets of the Company previously granted to the banks.

Separately, certain of the Company's subsidiaries entered into local currency credit agreements or overdraft facilities in various currencies with banks totaling $3,664,000. At June 30, 1995, the Company has outstanding borrowings of $1,256,000 in British pounds and $680,000 in German marks. The credit agreements expire on October 1, 1997. The interest rates generally vary with the banks' base rate. Most of such borrowings are guaranteed by the Company.

4. SHAREHOLDERS' EQUITY

The Board of Directors has the authority to issue up to 5,000,000 shares of no par value preferred stock. The shares can be issued in one or more series with full, limited or no voting powers and with such special rights, qualifications, limitations and restrictions as may be adopted by the Board of Directors.

The Company's senior executives are encouraged to own Comshare common stock. To facilitate such ownership, the shareholders approved the 1994 Executive Stock Purchase Program which enables such executives to purchase Comshare common stock at then current market prices directly from the Company via a promissory note. The promissory note cannot exceed the executive's base annual salary and is secured by the related common stock issued by the Company. The promissory note matures four years from the date of issuance. Interest is at the prime rate plus 1% and may be deferred until the promissory note matures. A total of 200,000 shares of the Company's common stock has been reserved for issuance under the 1994 Executive Stock Purchase Program. For the year ended June 30, 1995, a total of 69,363 shares at prices ranging from $13.00 to $18.50 were issued in exchange for notes totaling $934,000.

5. STOCK OPTIONS

The Company has two stock option plans, the 1988 Stock Option Plan (the "1988 Plan") and the 1994 Directors Stock Option Plan (the "Directors Plan") which was adopted in November, 1994.

The Company's 1988 Plan provides for the grant of both incentive stock options and non-qualified options to officers and key employees. Options under the 1988 Plan are granted at 100% of market price on date of grant, are exercisable at the rate of 25% per year after one year from the date of grant and have a term of five years. The Board of Directors may, at its discretion, grant stock appreciation rights in connection with the grant of options, but to date has not elected to do so.

Effective June 25, 1993, the Company offered current option holders except for the Company's senior executive officers the opportunity to exchange outstanding options, for an equal number of options of the Company's common stock, at the current market price of $6.125. All eligible option holders accepted this offer and the Company canceled the previous options and granted new options representing 311,760 shares of common stock under the Company's 1988 Plan. The new options vest over four years effective from the new date of grant.

Effective August 13, 1993 and September 23, 1993, the Company offered the senior executives the opportunity to exchange certain outstanding options, for an equal number of options of the Company's common stock, at the current market price of $9.00 and $9.25, respectively. The executive option holders accepted this offer and the Company canceled certain of the previous options and granted new options representing 134,000 shares of common stock under the Company's 1988 Plan. The new options vest over four years effective from the new date of grant.

The 1988 Stock Option Plan was amended in November, 1994 to increase the number of shares of Common stock authorized for grant from 600,000 shares to 850,000.

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

As of June 30, 1995, the Company has reserved 795,285 shares of common stock for the exercise of employee stock options.

Stock option activity for the 1988 Plan is summarized below:

                                                        NUMBER                       PRICE
                                                       OF SHARES                   PER SHARE
                                                       ---------                ----------------
Outstanding at June 30, 1992........................     870,510               $5.75  to  $22.00
Granted.............................................     352,760                6.13  to   10.50
Exercised...........................................     (77,000)               5.75  to    7.25
Canceled............................................    (355,510)               7.25  to   20.88
                                                       ---------
Outstanding at June 30, 1993........................     790,760                6.13  to   22.00
Granted.............................................     235,000                9.00  to   13.75
Exercised...........................................     (11,750)               6.13  to    6.13
Canceled............................................    (475,498)               6.13  to   22.00
                                                       ---------
Outstanding at June 30, 1994........................     538,512                6.13  to   16.75
Granted.............................................     144,000               11.00  to   19.50
Exercised...........................................     (40,465)               6.13  to    6.13
Canceled............................................    (131,697)               6.13  to   16.75
                                                       ---------
Outstanding at June 30, 1995........................     510,350               $6.13  to  $19.50
                                                        ========
Exercisable at June 30, 1995........................     121,850
                                                        ========

The 1994 Directors Stock Option plan was approved by the shareholders in November, 1994. The Directors Plan provides for the issuance of options to purchase up to 100,000 shares of the Company's common stock to nonemployee directors of the Company. Options under the Directors Plan are granted at 100% of the market price on the date of grant, are exercisable at a rate of 25% per year after one year from the date of grant and have a term of five years. In November, 1994, a total of 35,000 options were granted, with each of the Company's seven outside directors receiving 5,000 options at $12.50. None of the options was exercisable as of June 30, 1995.

6. EMPLOYEE STOCK PURCHASE PLAN

The Employee Stock Purchase Plan was approved by the shareholders in November, 1994. A total of 200,000 shares of the Company's common stock have been reserved for issuance under the Employee Stock Purchase Plan. The Employee Stock Purchase Plan allows participating employees to purchase through payroll deductions shares of the Company's common stock at 85% of the fair market value at July 1 and January 1. Substantially all full time employees are eligible to participate in the Employee Stock Purchase Plan. During the year ended June 30, 1995, 14,556 shares were issued at $12.11 per share under the Employee Stock Purchase Plan.

7. BENEFIT PLANS

The Company has profit sharing and employee stock ownership plans covering substantially all United States employees. The profit sharing plan provides for a minimum annual contribution of 2% of an employee's salary, and both plans require the Company to make matching contributions based on employee 401K contributions. The Company also has a deferred compensation plan for United States officers for the payment of benefits which would not otherwise be eligible under its tax-qualified retirement plans. The Company contributions, other than the above, are discretionary and are determined by the Board of Directors. The total contributions were $1,224,000 in 1995, $1,007,000 in 1994, $1,129,000 in 1993.

A subsidiary in the United Kingdom maintains, through a trustee, a defined benefit pension plan for substantially all of its employees hired before January 1, 1994 and a defined contribution plan for employees hired January 1, 1994

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

or later. The defined contribution plan provides that employees contribute a minimum of 5% of their pensionable salary with the Company contributing 5%. The benefits of the defined pension plan, which are pay related, are integrated with and supplement the benefits called for under the applicable laws of the United Kingdom.

The components of pension expense are as follows (in thousands):

                                                                     1995       1994       1993
                                                                    -------    -------    -------
Service cost for benefits earned during the year.................   $   540    $   501    $   485
Interest cost on projected benefit obligation....................     1,292      1,111        962
Actual return on assets..........................................    (1,347)    (1,347)    (4,916)
Net amortization and deferral....................................       101        261      3,770
                                                                    -------    -------    -------
Net pension expense..............................................   $   586    $   526    $   301
                                                                    =======    =======    =======

The funded status of the pension plan is as follows (in thousands):

                                                                              1995       1994
                                                                             -------    -------
Actuarial present value of benefit obligations:
  Vested benefits.........................................................   $14,705    $11,801
  Non-vested benefits.....................................................        29         41
                                                                             -------    -------
     Accumulated benefit obligation.......................................    14,734     11,842
  Effects of salary progression...........................................     1,664      1,241
                                                                             -------    -------
     Projected benefit obligation.........................................    16,398     13,083
Plan assets at fair value.................................................    15,103     13,997
                                                                             -------    -------
Plan assets under (over) projected benefit obligation.....................   $ 1,295    $  (914)
                                                                             =======    =======
Amounts not recognized in balance sheet:
  Unamortized transition obligation.......................................   $   702    $   748
  Unamortized net (gain) loss.............................................     2,888        (81)
                                                                             -------    -------
                                                                             $ 3,590    $   667
                                                                             =======    =======

The actuarial present value of the projected benefit obligation was determined using a weighted average discount rate of 8.5% and an annual increase in future compensation of 6.5% for fiscal 1995 calculations; for the fiscal years 1994 and 1993 a weighted average discount rate of 9% and an annual rate of increase in future compensation of 7% was used to project benefit obligations. The long term weighted average rate of return on assets used was 8.5%, 10% and 12% for 1995, 1994 and 1993, respectively.

The Company provides defined retirement benefits to the employees of the other foreign subsidiaries through various contribution plans. The amount charged to expense for these benefits was $142,000 in fiscal 1995, $201,000 in fiscal 1994 and $269,000 in fiscal 1993.

8. INCOME TAXES

During 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The statement requires a change in the method of financial accounting and reporting for income taxes from the deferral method to an asset and liability approach. The adoption of this standard had no

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

material effect on income. A summary of income (loss) before provision (benefit) for income taxes and components of the provision (benefit) for income taxes for the years ended June 30 is as follows (in thousands):

                                                                1995         1994         1993
                                                               -------      -------      -------
Income (loss) before provision (benefit) for income taxes:
  Domestic..................................................   $   486      $(2,270)     $(1,884)
  Foreign...................................................     1,794        3,404          780
                                                               -------      -------      -------
                                                               $ 2,280      $ 1,134      $(1,104)
                                                               =======      =======      =======
Domestic provision (benefit) for income taxes:
  Current...................................................   $   (15)     $  (230)     $   229
  Deferred..................................................    (2,773)        (205)        (678)

Foreign provision (benefit) for income taxes:
  Current...................................................     1,499          281          (99)
  Deferred..................................................    (1,759)       1,066        1,207
                                                               -------      -------      -------
Provision (benefit) for income taxes........................   $(3,048)     $   912      $   659
                                                               =======      =======      =======

The differences between the United States Federal statutory income tax provision (benefit) and the consolidated income tax provision (benefit) for the years ended June 30 are summarized as follows (in thousands):

                                                                1995         1994         1993
                                                               -------      -------      -------
Federal statutory provision (benefit).......................   $   775      $   386      $  (375)
Non-deductible meals and entertainment......................       109           83           44
State income taxes, net of federal tax benefit..............        67           41           27
Increase in valuation reserve due to domestic and foreign
  losses without tax benefit and tax credits................        42          882          499
Recognition of tax credits..................................    (2,500)          --           --
Tax reserves provided (released)............................    (1,600)          65           --
Tax rate differences........................................       (51)         189          343
FAS 109 adjustment..........................................        --           --          131
Tax credits generated.......................................        --         (665)          --
Other, net..................................................       110          (69)         (10)
                                                               -------      -------      -------
Actual income tax provision (benefit).......................   $(3,048)     $   912      $   659
                                                               =======      =======      =======

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Deferred income taxes represent temporary differences in the recognition of certain items for income tax and financial reporting purposes. The components of the net deferred income tax liability (asset) as of June 30 are summarized as follows (in thousands):

                                                                           1995         1994
                                                                          -------      -------
Deferred income tax liabilities:
  Research and development.............................................   $ 3,714      $ 7,005
  Remittance of foreign earnings.......................................        --        1,151
  Employee benefits....................................................       727          535
  Other................................................................       190          208
                                                                          -------      -------
                                                                            4,631        8,899
Deferred income tax assets:
  Tax credits excluding foreign........................................    (1,534)      (1,428)
  Foreign tax credit...................................................       (68)      (1,160)
  Depreciation and amortization........................................    (1,075)      (1,196)
  Net operating loss...................................................      (493)      (2,708)
  Deferred revenue.....................................................      (474)        (997)
  Employee benefits....................................................      (640)        (680)
  Other................................................................    (1,224)      (1,044)
                                                                          -------      -------
                                                                           (5,508)      (9,213)
Valuation allowance....................................................       369        4,338
                                                                          -------      -------
                                                                           (5,139)      (4,875)
                                                                          -------      -------
Net deferred income tax liability (asset)..............................   $  (508)     $ 4,024
                                                                          =======      =======

At June 30, 1995, for income tax purposes, the Company and certain of its foreign subsidiaries had available net operating loss carryforwards of approximately $493,000. If not used, these net operating loss carryforwards, as well as the Company's general business tax credits, will expire between 1998 and 2009.

Income taxes have been provided on all undistributed earnings of foreign subsidiaries which are expected to be remitted to the Company.

9. LEASES

The Company leases most of its office space and certain of its equipment. Initial lease terms vary in length; several of the leases contain renewal options. Future minimum lease payments under noncancellable operating leases are as follows (in thousands):

        Fiscal Year ending June 30,
        1996......................................................   $ 5,130
        1997......................................................     4,309
        1998......................................................     3,513
        1999......................................................     2,722
        2000......................................................     2,642
        After 2000................................................    18,955
                                                                     -------
                                                                     $37,271
                                                                     =======

During 1988, the Company purchased its London sales and administrative office building; it was also sold in 1988 along with leasehold improvements and leased back. The gain on the sale was deferred. During 1992, the Company consolidated this facility with its former London computer center. The Company has thus reduced the deferred gain

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

on the sale by $1,135,000 to provide for the estimated costs until the lease obligations are assumed by a new tenant.

Total rental expense was $7,252,000 in fiscal 1995, $7,231,000 in fiscal 1994 and $8,451,000 in fiscal 1993.

10. GEOGRAPHIC OPERATIONS AND SEGMENT INFORMATION

The following table summarizes selected financial information of the Company's operations by geographic location (in thousands):

                                                                    FISCAL YEAR ENDED JUNE 30,
                                                                 --------------------------------
                                                                   1995        1994        1993
                                                                 --------    --------    --------
Revenue from customers:
  North America...............................................   $ 48,478    $ 43,222    $ 45,596
  International...............................................     59,880      53,404      59,598
                                                                 --------    --------    --------
     Total revenue............................................   $108,358    $ 96,626    $105,194
                                                                 ========    ========    ========
Operating income:
  North America...............................................   $ 15,205    $ 10,082    $ 10,118
  International...............................................     15,392      13,938      12,163
                                                                 --------    --------    --------
     Total operating income...................................     30,597      24,020      22,281
Unallocated expenses, net.....................................    (28,317)    (22,886)    (23,385)
                                                                 --------    --------    --------
Income (loss) before taxes....................................   $  2,280    $  1,134    $ (1,104)
                                                                 ========    ========    ========
Identifiable assets:
  North America...............................................   $ 16,672    $ 21,356    $ 25,582
  International...............................................     29,962      27,352      27,849
                                                                 --------    --------    --------
     Total identifiable assets................................     46,634      48,708      53,431
Computer software.............................................     32,676      40,236      39,151
                                                                 --------    --------    --------
Total assets..................................................   $ 79,310    $ 88,944    $ 92,582
                                                                 ========    ========    ========

Unallocated expenses consist of general corporate expenses, internal research and product development expenses, interest expense and interest income. In fiscal 1995, unallocated expenses include $6,365,000 of unusual charges related to the write-off of capitalized software associated with the Company's mature mainframe products.

The presentation of information on a geographical basis requires the use of estimation techniques and does not take into account the extent to which Comshare's marketing and management skills are inter-dependent.

The Company operates in one business segment: the development and marketing of computer software and related services.

No customer accounted for more than 5% of total revenues in the fiscal years ended June 30, 1995, 1994 and 1993.

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11. QUARTERLY FINANCIAL DATA

Summarized quarterly financial data is as follows (unaudited) (in thousands except per share data)

                                                            FIRST     SECOND      THIRD     FOURTH
                                                           QUARTER    QUARTER    QUARTER    QUARTER
                                                           -------    -------    -------    -------
1995
Revenue.................................................   $24,158    $27,656    $27,704    $28,840
Income (loss) from operations...........................     1,418      2,846      1,828     (3,607)
Net income..............................................       751      1,680      1,205      1,692
Net income per share....................................       .14        .30        .21        .30

1994
Revenue.................................................   $23,730    $23,779    $23,202    $25,915
Income (loss) from operations...........................       997      1,701        193     (1,243)
Net income (loss).......................................       657      1,052         94     (1,581)
Net income (loss) per share.............................       .12        .19        .02       (.30)

During the quarter ended June 30, 1995, the Company wrote-off $6,365,000 of capitalized mainframe computer software.

The fourth quarter ended June 30, 1995 also included a $4,100,000 tax benefit related to the recognition of prior years net operating losses and tax credits as well as tax reserves released.

During the quarter ended June 30, 1994 the Company made provisions totaling $2,343,000 for management actions or plans primarily in connection with staff reductions related to restructuring.

During the quarter ended December 31, 1993, the Company concluded an agreement to sell undeveloped land that it owned. This resulted in a gain of approximately $1,100,000.

                             COMSHARE, INCORPORATED

                                  SCHEDULE II
                             CONSOLIDATED SCHEDULE
                       OF VALUATION & QUALIFYING ACCOUNTS

                                      BALANCE     CHARGED TO    DEDUCTIONS                            BALANCE
                                     BEGINNING    COSTS AND        FROM       TRANSLATION             END OF
           DESCRIPTION               OF PERIOD     EXPENSES      RESERVES     ADJUSTMENTS    OTHER    PERIOD
----------------------------------   ---------    ----------    ----------    -----------    -----    -------
Allowance for doubtful accounts
  For the year ended June 30,:
     1995.........................    $ 1,161       $ (119)       $ (173)        $  18       $ --     $   887
                                       ======        =====         =====         =====        ===      ======
     1994.........................    $ 1,029       $  140        $  (19)        $  11       $ --     $ 1,161
                                       ======        =====         =====         =====        ===      ======
     1993.........................    $ 1,366       $  586        $ (802)        $(121)      $ --     $ 1,029
                                       ======        =====         =====         =====        ===      ======

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Comshare, Incorporated


Date: September 28, 1995                         By: /s/ KATHRYN A. JEHLE
     ----------------------------------------    ------------------------------------------
                                                    Kathryn A. Jehle
                                                    Senior Vice President,
                                                    Chief Financial Officer,
                                                    Treasurer and Assistant Secretary

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

            SIGNATURE                                TITLE                         DATE
----------------------------------     ----------------------------------   -------------------
/s/ T. WALLACE WRATHALL                President, Chief Executive           September 28, 1995
----------------------------------     Officer, and a Director              -------------------
    T. Wallace Wrathall                (Principal Executive Officer)

/s/ KATHRYN A. JEHLE                   Senior Vice President,               September 28, 1995
----------------------------------     Chief Financial Officer,             -------------------
    Kathryn A. Jehle                   Treasurer and Assistant Secretary
                                       (Principal Financial Officer)

/s/ R. MICHAEL MAHONEY                 Director of Finance,                 September 28, 1995
----------------------------------     Chief Accounting Officer,            -------------------
    R. Michael Mahoney                 (Principal Accounting Officer)

/s/ RICHARD L. CRANDALL                Chairman of the Board                September 28, 1995
----------------------------------                                          -------------------
    Richard L. Crandall

/s/ CLAUDE H. ALLARD                   Director                             September 28, 1995
----------------------------------                                          -------------------
    Claude H. Allard

/s/ DANIEL T. CARROLL                  Director                             September 28, 1995
----------------------------------                                          -------------------
    Daniel T. Carroll

/s/ STANLEY R. DAY                     Director                             September 28, 1995
----------------------------------                                          -------------------
    Stanley R. Day

/s/ W. JOHN DRISCOLL                   Director                             September 28, 1995
----------------------------------                                          -------------------
    W. John Driscoll

/s/ ALAN G. MERTEN                     Director                             September 28, 1995
----------------------------------                                          -------------------
    Alan G. Merten

/s/ JOHN F. ROCKART                    Director                             September 28, 1995
----------------------------------                                          -------------------
    John F. Rockart

/s/ BRIAN SULLIVAN                     Director                             September 28, 1995
----------------------------------                                          -------------------
    Brian Sullivan

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                                           DESCRIPTION
-------    -------------------------------------------------------------------------------------
  2.01     Asset Purchase Agreement dated March 11, 1991, and amendment to Asset Purchase
           Agreement dated March 22, 1991, by and between Comshare, Incorporated and Execucom
           Systems Corporation, and MPSI Systems Inc. relating to the sale of the operating assets and business of Execucom Systems Corporation -- incorporated by reference to
           Exhibit 2 to the Registrant's Form 8-K Report filed April 5, 1991.
  3.01     Articles of Incorporation of the Registrant, as amended -- incorporated by reference to Exhibit 3.01 to the Registrant's Form 10-K Report for the fiscal year ended June
           30, 1988.
  3.02     Bylaws of the Registrant, as amended.
  4.01     Specimen form of Common Stock Certificate -- incorporated by reference to Exhibit
           4(c) to the Registrant's Form S-1 Registration Statement No. 2-29663.
  4.02     Comshare, Incorporated $14,000,000 Amended and Restated Credit Agreement between
           Comshare, Incorporated and NBD Bank, N.A., Society Bank, Michigan, dated October 31,
           1994 -- incorporated by reference to Exhibit 4.09 to the Registrant's Form 10-Q
           Report for the quarter ended September 30, 1994.
  4.03     First Amendment to Comshare, Incorporated $14,000,000 Amended and Restated Credit
           Agreement between Comshare, Incorporated and NBD Bank, N.A., Society Bank, Michigan
           dated May 19, 1995.
  4.04     Second Amendment to Comshare, Incorporated $14,000,000 Amended and Restated Credit
           Agreement between Comshare, Incorporated and NBD Bank, N.A., Society Bank, Michigan
           dated July 31, 1995.
 10.01     Benefit Adjustment Plan of Comshare, Incorporated, effective June 1, 1986, as amended
           -- incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K Report
           for the fiscal year ended June 30, 1993.
 10.02     Comshare, Incorporated 1988 Stock Option Plan, as amended -- incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1990 and Exhibit 10.22 to the Registrant's Form 10-Q Report for the
           quarter ended September 30, 1994.
 10.03     Profit Sharing Plan of Comshare, Incorporated, effective July 1, 1974, as amended --
           incorporated by reference to Exhibit 10.05 to the Registrant's Form 10-K for the
           fiscal year ended June 30, 1994.
 10.04     Employee Stock Ownership Plan of Comshare, Incorporated, effective June 28, 1985, as amended -- incorporated by reference to Exhibit 10.06 to the Registrant's Form 10-K for the fiscal year ended June 30, 1994.
 10.05     Rules of the Comshare Retirement and Death Benefits Plan for employees of the United
           Kingdom, effective January 1, 1991, as amended -- incorporated by reference to
           Exhibit 10.27 of the Registrant's Form 10-K Report for the fiscal year ended June 30,
           1993.
 10.06     Interim Trust Deed establishing the Comshare Money Purchase Plan for employees of the
           United Kingdom, effective March 1, 1994 -- incorporated by reference to Exhibit
           10.08 to the Registrant's Form 10-K for the fiscal year ended June 30, 1994.
 10.07     Employment and NonCompetition Agreement between Comshare, Incorporated and T. Wallace
           Wrathall, effective as of April 1, 1994 -- incorporated by reference to Exhibit 10.23 to the Registrant's Form 10-Q Report for the quarter ended December 31, 1994.
 10.08     Amended and Restated Employee Agreement between Comshare, Incorporated and Richard L.
           Crandall effective July 1, 1994, as amended -- incorporated by reference to Exhibit
           10.10 to the Registrant's Form 10-K for the fiscal year ended June 30, 1994.
 10.09     Non-Competition Agreement between Comshare, Incorporated and Richard L. Crandall --
           incorporated by reference to Exhibit 10.11 of the Registrant's Form 10-K for the
           fiscal year ended June 30, 1994.
 10.10     Letter Agreement from Comshare, Incorporated to Kathryn A. Jehle regarding terms of employment dated April 18, 1994 -- incorporated by reference to Exhibit 10.12 of the
           Registrant's Form 10-K for the fiscal year ended June 30, 1994.

EXHIBIT
  NO.                                           DESCRIPTION
-------    -------------------------------------------------------------------------------------
 10.11     Description of Incentive Agreements for certain executive officers for fiscal years
           1993, 1994, and 1995-1997 -- incorporated by reference to Exhibit 10.13 to the
           Registrant's Form 10-K for the fiscal year ended June 30, 1994.
 10.12     Trust Agreement under the Benefit Adjustment Plan of Comshare, Incorporated, effective April 25, 1988, as amended -- incorporated by reference to Exhibit 10.31 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1993.
 10.13     Trust Agreement between Comshare, Incorporated and Vanguard Fiduciary for maintaining the Profit Sharing Plan of Comshare, Incorporated effective March 31, 1992, as amended -- incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-K for the fiscal year ended June 30, 1994.
 10.14     1994 Executive Stock Purchase Program of Comshare, Incorporated -- incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-Q Report for the quarter ended
           September 30, 1994.
 10.15     Employee Stock Purchase Plan of Comshare, Incorporated -- incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-Q Report for the quarter ended September
           30, 1994.
 10.16     1994 Directors Stock Option Plan of Comshare, Incorporated -- incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-Q Report for the quarter ended
           September 30, 1994.
 10.17     Offer to purchase land by the University of Michigan from Comshare, Incorporated, dated September 20, 1993 -- incorporated by reference to Exhibit 4.06 of the
           Registrant's Form 10-Q Report for the quarter ended September 30, 1993.
 10.18     Lease dated September, 1994, between Comshare, Incorporated, Tenant and MGI Holding,
           Inc., Landlord for office space located at 555 Briarwood Circle, Ann Arbor, Michigan
           48108 -- incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-Q
           Report for the quarter ended September 30, 1994.
 10.19     Agreement between Taurusbuild Limited, Comshare and Svenska Handelsbanken related to the lease of office space for the Company's London office facility -- incorporated by reference to Exhibit 10.17 of the Registrant's Form 10-K Report for the fiscal year ended June 30, 1994.
 10.20     Software License Agreement by and between Arbor Software Corporation and Comshare,
           Incorporated dated December 23, 1993.
 10.21     First Amendment to License Agreement by and between Arbor Software Corporation and
           Comshare, Incorporated dated March 1, 1994.
 21.01     Subsidiaries of the Registrant.
 23.01     Consent of Independent Public Accountants.
 27.00     Financial Data Schedule.
 28.00*    Employee Stock Ownership Plan of Comshare Incorporated, Form 11-K Annual Report --
           filed pursuant to Section 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1995.

_________________
*To be filed by amendment.