Form 10-K/A
period 1995-06-30
COMSHARE INC
filed 1995-10-11
CIK 201513

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  FORM 10-K/A

                               (AMENDMENT NO. 2)

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

As of August 31, 1995 the Registrant had 5,493,515 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                        DOCUMENT
        -----------------------------------------
        Portions of Proxy Statement for the                 Part of Form 10-K Report
        1995 Annual Meeting of Shareholders               into which it is incorporated
        ("The 1995 Proxy Statement")                                   III

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

Interest expense in fiscal 1995 was $.7 million, compared with $.6 million in fiscal 1994. The increase is primarily due to the loan origination fees associated with amending and restating the domestic credit agreement.

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


Approximately 55% of the Company's fiscal 1994 revenue and expenses were from outside North America. Most of the Company's international revenue is denominated in foreign currencies. Foreign currency fluctuations in fiscal 1994 impacted operating income as currency fluctuations on revenue denominated in a foreign currency were only partially offset by expenses denominated in a foreign currency. Overall, revenue and expenses would have been $5.5 million and $4.8 million higher, respectively, with an estimated $.7 million positive impact on pre-tax profit for fiscal 1994, at comparable exchange rates.


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

ITEM 8.   FINANCIAL STATEMENTS


The financial statements and schedule filed herewith are set forth on the Index to Consolidated Financial Statements and Schedule on page 19 and are incorporated herein by reference.

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

Stock option activity for the 1988 Plan is summarized below:

                                                        NUMBER                       PRICE
                                                       OF SHARES                   PER SHARE
                                                       ---------                ----------------
Outstanding at June 30, 1992........................     870,510                $5.75  to  $22.00
Granted.............................................     352,760                 6.13  to   10.50
Exercised...........................................     (77,000)                5.75  to    7.25
Canceled............................................    (355,510)                7.25  to   20.88
                                                       ---------
Outstanding at June 30, 1993........................     790,760                 6.13  to   22.00
Granted.............................................     235,000                 9.00  to   13.75
Exercised...........................................     (11,750)                6.13  to    6.13
Canceled............................................    (475,498)                6.13  to   22.00
                                                       ---------
Outstanding at June 30, 1994........................     538,512                 6.13  to   16.75
Granted.............................................     144,000                11.00  to   19.50
Exercised...........................................     (40,465)                6.13  to    6.13
Canceled............................................    (131,697)                6.13  to   16.75
                                                       ---------
Outstanding at June 30, 1995........................     510,350                $6.13  to  $19.50
                                                       =========
Exercisable at June 30, 1995........................     121,850
                                                       =========

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

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

A subsidiary in the United Kingdom maintains, through a trustee, a defined benefit pension plan for substantially all of its employees hired before January 1, 1994 and a defined contribution plan for employees hired January 1, 1994 or later. The defined contribution plan provides that employees contribute a minimum of 5% of their pensionable salary with the Company contributing 5%. The benefits of the defined pension plan, which are pay related, are integrated with and supplement the benefits called for under the applicable laws of the United Kingdom.

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

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8. INCOME TAXES

During 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The statement requires a change in the method of financial accounting and reporting for income taxes from the deferral method to an asset and liability approach. The adoption of this standard had no material effect on income. A summary of income (loss) before provision (benefit) for income taxes and components of the provision (benefit) for income taxes for the years ended June 30 is as follows (in thousands):

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

12. SUBSEQUENT EVENT (UNAUDITED)

On October 9, 1995, the Board of Directors declared a three-for two stock split of the Company's Common Stock, subject to shareholder approval of an increase in the authorized shares of Common Stock to 20,000,000 shares. The shareholders will vote on the proposal at the November 18, 1995 annual shareholders' meeting. The following unaudited proforma summary presents the charge to capital contributed in excess of par and the credit to common stock as well as the impact on net income (loss) per common share as if the transaction had been approved.

                                                                             AS OF JUNE 30,
                                                                          --------------------
                                                                           1995         1994
                                                                          -------      -------
                                                                             (IN THOUSANDS)
Common stock...........................................................   $ 8,221      $ 8,037
Capital contributed in excess of par...................................    13,199       11,982

                                                                        FISCAL YEAR ENDED JUNE
                                                                                  30,
                                                                       -------------------------
                                                                       1995      1994      1993
                                                                       ----      ----      -----
Net income (loss) per common share..................................   $.63      $.03      $(.22)

                             COMSHARE, INCORPORATED

                                  SCHEDULE II
                             CONSOLIDATED SCHEDULE
                       OF VALUATION & QUALIFYING ACCOUNTS


                                        BALANCE     CHARGED TO    DEDUCTIONS                            BALANCE
                                       BEGINNING    COSTS AND        FROM       TRANSLATION             END OF
            DESCRIPTION                OF PERIOD     EXPENSES      RESERVES     ADJUSTMENTS    OTHER    PERIOD
------------------------------------   ---------    ----------    ----------    -----------    -----    -------
Allowance for doubtful accounts
  For the year ended June 30,:
     1995...........................    $ 1,161       $ (119)       $ (173)        $  18       $ --     $   887
                                        =======       ======        ======         =====       ====     =======
     1994...........................    $ 1,029       $  140        $  (19)        $  11       $ --     $ 1,161
                                        =======       ======        ======         =====       ====     =======
     1993...........................    $ 1,366       $  586        $ (802)        $(121)      $ --     $ 1,029
                                        =======       ======        ======         =====       ====     =======

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Comshare, Incorporated

Date October 11, 1995                     By: /s/ Kathryn A. Jehle
                                             --------------------------
                                               Kathryn A. Jehle
                                               Senior Vice President,
                                               Chief Financial Officer,
                                               Treasurer and Assistant Secretary

                               INDEX TO EXHIBITS


EXHIBIT
  NO.                                           DESCRIPTION
-------    -------------------------------------------------------------------------------------

 23.01     Consent of Independent Public Accountants.