Form 10-Q
period 1995-09-30
COMSHARE INC
filed 1995-10-24
CIK 201513

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



            X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                       OR

          _____     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from _____ to _____.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (SEPTEMBER 30, 1995).

                                                         OUTSTANDING AT
                     CLASS OF COMMON STOCK             SEPTEMBER 30, 1995
                     ---------------------             ------------------
                        $1.00 PAR VALUE                5,493,515 SHARES

                             COMSHARE, INCORPORATED

                                     INDEX


                                                                                                 Page No.
                                                                                                 --------

PART I - FINANCIAL INFORMATION
    Item 1. Financial Statements
            --------------------


         Condensed Consolidated Balance Sheet as of
            June 30, 1995 and September 30, 1995  . . . . . . . . . . . . . . . . . . . . . . . . 3, 4


         Condensed Consolidated Statement of Income for the
            Three months ended September 30, 1994 and 1995  . . . . . . . . . . . . . . . . . . . .  5


         Condensed Consolidated Statement of Cash Flows for the
            Three months ended September 30, 1994 and 1995  . . . . . . . . . . . . . . . . . . . .  6


         Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . . 7, 8


    Item 2. Management's Discussion and Analysis of Financial
           ---------------------------------------------------
            Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . .   9-12
            -----------------------------------


PART II - OTHER INFORMATION


    Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . .   12
             --------------------------------


    Signature   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13


    Index to Exhibits   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

                             COMSHARE, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     (in thousands, except per share data)


                                                                   June 30,                September 30,
                                                                     1995                      1995
                                                                     ----                      ----
ASSETS                                                             (audited)                (unaudited)
  CURRENT ASSETS
      Cash                                                    $           1,398         $            2,023
      Accounts receivable, less allowance for doubtful
        accounts of $887 as of June 30, 1995
        and $910 as of September 30, 1995                                29,531                     30,995
      Deferred income taxes                                                 783                        783
      Prepaid expenses                                                    4,098                      4,140
                                                              -----------------          -----------------
         Total current assets                                            35,810                     37,941

  PROPERTY AND EQUIPMENT, AT COST
      Computers and other equipment                                      24,023                     23,839
      Leasehold improvements                                              3,053                      3,535
                                                              -----------------          -----------------
                                                                         27,076                     27,374

      Less - accumulated depreciation                                    23,663                     23,867
                                                              -----------------          -----------------

      Property and equipment, net                                         3,413                      3,507

  COMPUTER SOFTWARE, net of accumulated amortization
      of $70,308 as of June 30, 1995
      and $72,800 as of September 30, 1995                               32,676                     32,410

  GOODWILL, net of accumulated amortization
      of $1,751 as of June 30, 1995
      and $1,730 as of September 30, 1995                                 2,246                      2,162

  OTHER ASSETS                                                            5,165                      5,356
                                                              -----------------          -----------------
                                                              $          79,310          $          81,376
                                                              =================          =================






     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     (in thousands, except per share data)


                                                                    June 30,                    September 30,
                                                                      1995                          1995
                                                                      ----                          ----
                                                                   (audited)                     (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES
      Accounts payable                                        $          11,342          $          12,564
      Accrued liabilities
        Payroll                                                           3,467                      2,872
        Taxes, other than income taxes                                    1,486                      1,441
        Other                                                             1,465                      1,008
                                                              -----------------          -----------------
          Total accrued liabilities                                       6,418                      5,321

      Income taxes                                                        1,602                      2,010
      Deferred revenue                                                   18,599                     18,725
                                                              -----------------          -----------------

              Total current liabilities                                  37,961                     38,620

   LONG-TERM DEBT                                                         5,436                      4,662
   DEFERRED INCOME TAXES                                                    275                        274
   OTHER LIABILITIES                                                      3,090                      3,466

   SHAREHOLDERS' EQUITY
      Capital stock:
      Preferred stock, no par value;
      authorized 5,000,000 shares;
      none issued                                                         -----                      -----

      Common stock, $1.00 par value;
      authorized 10,000,000 shares;
      outstanding 5,480,823 shares
      as of June 30, 1995 and
      5,493,515 shares as of
      September 30, 1995                                                  5,481                      5,494

      Capital contributed in excess of par                               15,939                     16,024
      Retained earnings                                                  15,500                     16,987
      Currency translation adjustments                                   (3,239)                    (3,217)
                                                              -----------------          -----------------
                                                                         33,681                     35,288
      Less - Notes receivable                                             1,133                        934
                                                              -----------------          -----------------
              Total shareholders' equity                                 32,548                     34,354
                                                              -----------------          -----------------

                                                              $          79,310          $          81,376
                                                              =================          =================





     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                (unaudited; in thousands, except per share data)

                                                                                           Three Months Ended
                                                                                               September 30,
                                                                                          ---------------------
                                                                                        1994                 1995
                                                                                        ----                 ----
REVENUE
  Software licenses                                                                $      10,006      $      13,920
  Software maintenance                                                                     8,972              9,015
  Implementation, consulting and other services                                            5,180              5,718
                                                                                   -------------      -------------
TOTAL REVENUE                                                                             24,158             28,653

COSTS AND EXPENSES
  Selling and marketing                                                                   10,232             12,038
  Cost of revenue and support                                                              5,382              6,690
  Internal research and product development                                                4,070              3,998
  Internally capitalized software                                                         (3,079)            (2,358)
  Software amortization                                                                    3,385              2,616
  General and administrative                                                               2,750              3,041
                                                                                   -------------      -------------
TOTAL COSTS AND EXPENSES                                                                  22,740             26,025
                                                                                   -------------      -------------
INCOME FROM OPERATIONS                                                                     1,418              2,628

OTHER INCOME (EXPENSE)
  Interest income                                                                             21                 15
  Interest expense                                                                          (187)              (156)
  Exchange gain (loss)                                                                       (37)               (89)
                                                                                   -------------      -------------
TOTAL OTHER INCOME (EXPENSE)                                                                (203)              (230)
                                                                                   -------------      -------------
INCOME BEFORE TAXES                                                                        1,215              2,398
Provision for income taxes                                                                   464                888
                                                                                   -------------      -------------
NET INCOME                                                                         $         751      $       1,510
                                                                                   =============      =============
NET INCOME PER COMMON SHARE                                                                $0.14              $0.26
                                                                                   =============      =============
WEIGHTED AVERAGE NUMBER OF COMMON
   AND DILUTIVE COMMON EQUIVALENT SHARES                                                   5,490              5,820
                                                                                   =============      =============



     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (unaudited; in thousands)

                                                                               Three Months Ended
                                                                                   September 30,
                                                                         ----------------------------
                                                                              1994                    1995
                                                                              ----                    ----
OPERATING ACTIVITIES
   Net income                                                      $             751          $           1,510
   Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                                             4,096                      3,198
     Provision for losses on accounts receivable                                  27                         19
     Loss on sale of property and equipment                                       11                        ---
     Changes in operating assets and liabilities:
       Accounts receivable                                                      (297)                    (1,415)
       Prepaid expenses                                                          (56)                       (58)
       Accounts payable                                                          149                      1,403
       Accrued liabilities                                                    (1,579)                      (810)
       Deferred revenue                                                       (1,044)                       116
       Deferred income taxes                                                     387                          2
       Other liabilities                                                          67                        381
                                                                   -----------------          -----------------
         Net cash provided by operating activities                             2,512                      4,346

INVESTING ACTIVITIES
   Additions to computer software                                             (3,079)                    (2,409)
   Payments for property and equipment                                          (165)                      (523)
   Other                                                                        (264)                      (332)
                                                                   -----------------          -----------------
         Net cash used in investing activities                                (3,508)                    (3,264)

FINANCING ACTIVITIES
   Net borrowings under notes payable                                            167                        ---
   Repayments under long-term debt                                               (24)                      (737)
   Stock options exercised                                                        41                         74
   Other                                                                         ---                        187
                                                                   -----------------          -----------------
         Net cash provided by (used in) financing activities                     184                       (476)


EFFECT OF EXCHANGE RATE CHANGES                                                   45                         19
                                                                   -----------------          -----------------
NET INCREASE (DECREASE) IN CASH                                                 (767)                       625

BALANCE AT BEGINNING OF PERIOD                                                 1,774                      1,398
                                                                   -----------------          -----------------
BALANCE AT END OF PERIOD                                           $           1,007          $           2,023
                                                                   =================          =================

SUPPLEMENTAL DISCLOSURES:

  CASH PAID FOR INTEREST                                           $             187          $             118
                                                                   =================          =================
  CASH PAID FOR INCOME TAXES                                       $             119          $             537
                                                                   =================          =================




     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - GENERAL INFORMATION

      The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, required to present fairly its consolidated balance sheet as of September 30, 1995 and the consolidated statements of income and cash flows for the three months ended September 30, 1994 and 1995.

      The Company changed its presentation of cash flows from operating activities from the direct method to the indirect method. The prior period condensed consolidated financial statements have been reclassified to conform with the current presentation.

      The results of operations for the first quarter ended September 30, 1994 and 1995 are not necessarily indicative of the results to be expected in future quarters or the full fiscal year. The software industry is generally characterized by seasonal trends. Such trends may cause higher revenues in the Company's last fiscal quarter as a result of efforts to exceed sales quotas, and in the second fiscal quarter as many customers complete annual budgetary cycles. In addition, lower revenues in the first fiscal quarter may be principally due to the impact of slower sales during the summer months, particularly in Europe.


NOTE B - BORROWINGS

      At June 30, 1995 and September 30, 1995, the permitted borrowings available under the Company's amended and restated domestic credit agreement were $14,000,000, of which $3,500,000 and $2,100,000 were outstanding, respectively.

      Separately, certain of the Company's subsidiaries entered into local currency credit agreements or overdraft facilities in various currencies with banks totaling $4,441,000. At September 30, 1995, the Company had outstanding borrowings of $1,901,000 in British pounds and $661,000 in German marks. The credit agreements expire on October 1, 1997. The interest rates generally vary with the banks' base rate. Most of such borrowings are guaranteed by the Company.

COMSHARE, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



NOTE C - FINANCIAL INSTRUMENTS

      The Company at various times has entered into forward exchange contracts to hedge exposures related to foreign currency transactions. The Company does not use any other types of derivatives to hedge such exposures nor does it speculate in foreign currency. The Company only uses forward exchange contracts to hedge against large selective transactions that present the most exposure to exchange rate fluctuations. The Company entered into a forward contract on September 29, 1995 where it purchased $1,200,000 for British pounds with a maturity date of December 29, 1995. The Company also entered into a forward contract on August 31, 1995 where it sold $600,000 for Canadian dollars with a maturity date of October 30, 1995. The carrying value of these contracts approximates the fair market value.


NOTE D - SHAREHOLDERS' EQUITY

      On October 9, 1995, the Board of Directors declared a three-for-two stock split of the Company's Common Stock. This stock split, to be effective November 20, 1995, is subject to approval by the Company's shareholders of an increase in the number of authorized shares of Common Stock to 20,000,000 shares. The shareholders will vote on the proposal at the Annual Shareholders Meeting to be held November 18, 1995. The following unaudited pro forma summary presents the charge to capital contributed in excess of par and the credit to common stock, as well as the impact on net income per common share as if the transaction had been approved (in thousands, except per share data):


                                                                   June 30,                September 30,
                                                                     1995                      1995
                                                                     ----                      ----
             Common stock                                       $     8,221               $        8,240
             Capital contributed in excess of par               $    13,199               $       13,278



                                                                           Three Months Ended
                                                                           -------------------
                                                                September 30,              September 30,
                                                                   1994                        1995
                                                                   ----                        ----
             Net income per common share                        $    0.09                 $      0.17

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operation.

THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1994

REVENUE

      Total revenue for the three months ended September 30, 1995 increased 18.6% to $28.7 million, from $24.2 million in the three months ended September 30, 1994. The primary cause of this increase in revenue was the increase in client/server software license and maintenance revenue.

      Software License Revenue. Total software license revenue for the three months ended September 30, 1995 increased 39.1% to $13.9 million, or 48.6% of total revenue, from $10.0 million, or 41.4% of total revenue in the three months ended September 30, 1994. Software license revenue from client/server products for the three months ended September 30, 1995 increased 51.1% to $13.4 million, or 96.2% of total software license revenue, from $8.9 million, or 88.6% of total software license revenue in the three months ended September 30, 1994. Software license revenue from the Company's mainframe products for the three months ended September 30, 1995 decreased 54.1% to $0.5 million, or 3.8% of total software license revenue, from $1.1 million, or 11.4% of total software license revenue in the three months ended September 30, 1994.
Software license revenue from mainframe products is expected to continue to decline as the Company continues to emphasize its client/server products.

      Software license revenue increased in all three decision support market areas. In the EIS market, software license revenue in the three months ended September 30, 1995 increased 45.1% to $8.0 million, or 57.3% of total software license revenue, from $5.5 million, or 54.9% of total software license revenue in the three months ended September 30, 1994. Software license revenue for the Company's client/server EIS products in the three months ended September 30, 1995 increased 60.7% to $7.5 million, or 53.8% of total software license revenue, from $4.7 million, or 46.6% of total software license revenue in the three months ended September 30, 1994, principally due to the strong demand experienced for Commander OLAP. This increase in EIS client/server software license revenue was partially offset by declines in EIS mainframe software license revenue. Software license revenue for the Company's client/server financial reporting products in the three months ended September 30, 1995 increased 58.1% to $3.3 million, or 23.5% of total software license revenue, from $2.1 million, or 20.7% of total software license revenue in the three months ended September 30, 1994, principally due to sales of enhanced versions of Commander FDC and Commander Budget products during the three months ended September 30, 1995 that were not released in the three months ended September
30, 1994.   In the retail decision support applications market area, software license revenue in the three months ended September 30, 1995 increased 15.5% to $2.6 million, or 18.8% of total software license revenue, from $2.3 million, or 22.6% of total software license revenue in the three months ended September 30, 1994. Software license revenue for the Company's client/server retail decision support products in the three months ended September 30, 1995 increased 24.0% to $2.6 million, or 18.5% of total software license revenue, from $2.1 million, or 20.7% of total software license revenue in the three months ended September 30, 1994. The increase was principally attributable to sales of an enhanced version of ARTHUR Plan Monitor, incorporating Arbor's Essbase, during the three months ended September 30, 1995, that was not released in the three months ended September 30, 1994.


        Software Maintenance Revenue. Software maintenance revenue was $9.0 million in each of the three month periods ended September 30, 1995 and 1994, or 31.4% and 37.1% of total revenue, respectively. Client/server software maintenance revenue in the three months ended September 30, 1995 increased 28.2% to $5.7 million, or 63.4% of total software maintenance revenue, from $4.5 million, or 49.7% of total software maintenance revenue in the three months ended September 30, 1994. The increase was principally due to the increase in client/server license revenue during the most recent twelve months in all three decision support market areas. Mainframe software maintenance revenue in the three months ended September 30, 1995 decreased 25.3% to $3.3 million, or 36.6% of total software maintenance revenue, from $4.4 million, or 49.2% of total software maintenance revenue in the three months ended September 30, 1994. The decrease was primarily due to mainframe maintenance cancellations and customer migration to client/server platforms.

      Implementation, Consulting and Other Service Revenue. Implementation, consulting and other service revenue in the three months ended September 30, 1995 increased 10.4% to $5.7 million, or 20.0% of total revenue, from $5.2 million, or 21.5% of total revenue in the three months ended September 30, 1994. The increase in client/server software license revenue in all three decision support markets led to increased demand for implementation and consulting services.

COSTS AND EXPENSES

      Total operating expenses in the three months ended September 30, 1995 increased 14.4% to $26.0 million, with an operating profit margin of 9.2%, compared with total operating expenses of $22.7 million, with an operating profit margin of 5.9% in the three months ended September 30, 1994.

      Selling and Marketing Expense. Selling and marketing expense in the three months ended September 30, 1995 increased 17.7% to $12.0 million, or 42.0% of total revenue, from $10.2 million, or 42.3% of total revenue in the three months ended September 30, 1994. The dollar increase was principally due to an increase in employee costs, including sales commissions, in support of increased revenue in the three months ended September 30, 1995, compared with the same fiscal quarter in the prior year.

      Cost of Revenue and Support. Cost of revenue and support in the three months ended September 30, 1995 increased 24.3% to $6.7 million, or 23.3% of total revenue, from $5.4 million, or 22.3% of total revenue in the three months ended September 30, 1994. The increase was primarily attributable to increased royalty fees payable to Arbor as a result of increased software license revenue from certain Comshare products which use Arbor's Essbase and to the higher costs to support the growth in implementation, consulting and other service revenue.

        Internal Research and Product Development; Internally Capitalized Software; Software Amortization Expense. Internal research and product development expense in the three months ended September 30, 1995 remained relatively constant at $4.0 million, or 14.0% of total revenue, compared with $4.1 million, or 16.8% of total revenue in the three months ended September 30, 1994. Internally capitalized software in the three months ended September 30, 1995 decreased 23.4% to $2.4 million, or 8.2% of total revenue, from $3.1 million, or 12.7% of total revenue in the three months ended September 30, 1994. The decrease is primarily due to the increased levels of development costs that were not capitalizable. Software amortization expense in the three months ended September 30, 1995 decreased 22.7% to $2.6 million, or 9.1% of total revenue, from $3.4 million, or 14.0% of total revenue in the three months ended September 30, 1994. The decrease in amortization expense was principally attributable to reduced levels of capitalized software following the write-off of capitalized mainframe software in the fourth quarter of fiscal 1995. The Company expects software amortization expense to exceed internally capitalized software in fiscal 1996, but does not expect the excess of software amortization expense over internally capitalized software to be materially different from that of fiscal 1995.

      General and Administrative Expense. General and administrative expense in the three months ended September 30, 1995 increased 10.6% to $3.0 million, or 10.6% of total revenue, from $2.8 million, or 11.4% of total revenue in the three months ended September 30, 1994. The increase in general and administrative expense is primarily attributable to professional services and employee-related costs.

INTEREST EXPENSE

      Interest expense in the three months ended September 30, 1995 decreased 16.6% to $156,000, or 0.5% of total revenue, from $187,000, or 0.8% of total revenue in the three months ended September 30, 1994. The decrease was primarily due to reduced loan balances outstanding during the period.

PROVISION FOR INCOME TAXES

      The effective income tax rate in the three months ended September 30, 1995 was 37.0%, as compared with 38.2% for the same period a year ago.

FOREIGN CURRENCY

        In the three months ended September 30, 1995, 53.7% of the Company's
total revenue was from outside North America.   Most of the Company's
international revenue is denominated in foreign currencies. The Company recognizes currency transaction gains and losses in the period of occurrence.
As currency rates are constantly changing, these gains and losses       can, at
times, fluctuate greatly. The Company had an exchange loss of $89,000 in the three months ended September 30, 1995, as compared with a $37,000 exchange loss in the three months ended September 30, 1994.

      Foreign currency fluctuations in the three months ended September 30, 1995 impacted operating income as currency fluctuations on revenue denominated in a foreign currency were offset by currency fluctuations on expenses denominated in foreign currency. Overall, the increase in total revenue for the three months ended September 30, 1995, compared with the three months ended September 30, 1994, would have been approximately $0.5 million lower, offset by a reduction in the increase in total expenses, resulting in an estimated net $25,000 positive impact on the increase in pre-tax profit, at comparable exchange rates.

      The Company had two forward contracts totaling $1.8 million outstanding at September 30, 1995. See Note C of Notes to Condensed Consolidated Financial Statements.





LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 1995, cash was $2.0 million and available borrowings under the Company's lines of credit were $13.8 million, as compared with cash of $1.4 million and available borrowings under the Company's lines of credit of $12.2 million at June 30, 1995.

      Net cash provided by operating activities was $4.3 million in the three months ended September 30, 1995. The positive cash flow generated in the three months ended September 30, 1995 was principally due to net income, plus depreciation and amortization, of $4.7 million.

      Net cash used in investing activities was $3.3 million in the three months ended September 30, 1995, compared with $3.5 million in the three months ended September 30, 1994. The decrease in net cash used in investing activities was primarily due to a decrease in the amount of capitalized internally developed software costs, discussed previously, partially offset by an increase in property and equipment purchases.

      The Company used the net cash from operating activities to fund its investing activities and reduce long-term debt by approximately $0.7 million during the three months ended September 30, 1995.

      At September 30, 1995, the Company did not have any material capital expenditure commitments.

      Working capital as of September 30, 1995 was a negative $0.7 million, compared with a negative $2.2 million as of June 30, 1995. The increase of $1.5 million from June 30, 1995 to September 30, 1995 was primarily due to the increase in accounts receivable.

      Total assets were $81.4 million at September 30, 1995, as compared with total assets of $79.3 million at June 30, 1995. The primary contributing factors to the increase from June 30, 1995 to September 30, 1995 were the increases in cash and accounts receivable balances.

      The Company recently filed a registration statement with the Securities and Exchange Commission for a public offering of 750,000 newly issued shares of Common Stock offered by the Company (1,125,000 shares, if the stock split described under Item 1 Financial Statements - Notes to Condensed Consolidated Financial Statements - Note D is consummated) and 696,666 shares of outstanding Common Stock offered by certain selling shareholders (1,045,000 shares, if the stock split is consummated). The Company and the selling shareholders will also grant the managing underwriters of the offering the right to purchase up to an additional 112,500 shares and 104,500 shares of Common Stock, respectively, (168,750 shares and 156,750 shares, respectively, if the stock split is consummated) exercisable during the 30-day period following the commencement of the public offering, solely to cover over allotments, if any. Upon completion of the public offering, the Company expects to use a portion of the net proceeds from the public offering to pay outstanding bank borrowings and to use the remaining net proceeds for working capital and general corporate purposes. Pending such uses, the Company intends to invest the net proceeds from the public offering in investment grade, short-term, interest bearing instruments.

      The Company believes that the combination of present cash balances, future operating cash flows and credit facilities will be sufficient to meet the Company's currently anticipated cash requirements for at least the next twelve months.


PART II - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K

       (a)  The exhibit included herewith is set forth on the Index to Exhibits.

       (b)  Reports on Form 8-K

            There were no reports on Form 8-K filed during the quarter ended September 30, 1995.

                                   SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  October 24, 1995                    COMSHARE, INCORPORATED
     ------------------                         (Registrant)



                                           /s/ Kathryn A. Jehle
                                           --------------------
                                               Kathryn A. Jehle
                                               Senior Vice President,
                                               Chief Financial Officer,
                                               Treasurer and Assistant Secretary

                               INDEX TO EXHIBITS



EXHIBIT NO.                       DESCRIPTION
-----------                       -----------
    27                            Financial Data Schedule