Form 10-K/A
period 1995-06-30
COMSHARE INC
filed 1995-11-09
CIK 201513

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  FORM 10-K/A

                               (AMENDMENT NO. 3)

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

        The registrant files this Form 10-K/A (Amendment No. 3) solely to revise the Index to Exhibits and to refile Exhibit 10.20.

                                  SIGNATURE



        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        COMSHARE, INCORPORATED


Dated:  November 8, 1995                By:  /s/ KATHRYN A. JEHLE
                                             --------------------
                                             Kathryn A. Jehle
                                             Senior Vice President,
                                             Chief Financial Officer
                                             Treasurer and Assistant
                                             Secretary

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                                           DESCRIPTION
-------    -------------------------------------------------------------------------------------
  2.01     Asset Purchase Agreement dated March 11, 1991, and amendment to Asset Purchase
           Agreement dated March 22, 1991, by and between Comshare, Incorporated and Execucom
           Systems Corporation, and MPSI Systems Inc. relating to the sale of the operating assets and business of Execucom Systems Corporation -- incorporated by reference to
           Exhibit 2 to the Registrant's Form 8-K Report filed April 5, 1991.
  3.01     Articles of Incorporation of the Registrant, as amended -- incorporated by reference to Exhibit 3.01 to the Registrant's Form 10-K Report for the fiscal year ended June
           30, 1988.
  3.02*    Bylaws of the Registrant, as amended.
  4.01     Specimen form of Common Stock Certificate -- incorporated by reference to Exhibit
           4(c) to the Registrant's Form S-1 Registration Statement No. 2-29663.
  4.02     Comshare, Incorporated $14,000,000 Amended and Restated Credit Agreement between
           Comshare, Incorporated and NBD Bank, N.A., Society Bank, Michigan, dated October 31,
           1994 -- incorporated by reference to Exhibit 4.09 to the Registrant's Form 10-Q
           Report for the quarter ended September 30, 1994.
  4.03*    First Amendment to Comshare, Incorporated $14,000,000 Amended and Restated Credit
           Agreement between Comshare, Incorporated and NBD Bank, N.A., Society Bank, Michigan
           dated May 19, 1995.
  4.04*    Second Amendment to Comshare, Incorporated $14,000,000 Amended and Restated Credit
           Agreement between Comshare, Incorporated and NBD Bank, N.A., Society Bank, Michigan
           dated July 31, 1995.
 10.01     Benefit Adjustment Plan of Comshare, Incorporated, effective June 1, 1986, as amended
           -- incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K Report
           for the fiscal year ended June 30, 1993.
 10.02     Comshare, Incorporated 1988 Stock Option Plan, as amended -- incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1990 and Exhibit 10.22 to the Registrant's Form 10-Q Report for the
           quarter ended September 30, 1994.
 10.03     Profit Sharing Plan of Comshare, Incorporated, effective July 1, 1974, as amended --
           incorporated by reference to Exhibit 10.05 to the Registrant's Form 10-K for the
           fiscal year ended June 30, 1994.
 10.04     Employee Stock Ownership Plan of Comshare, Incorporated, effective June 28, 1985, as amended -- incorporated by reference to Exhibit 10.06 to the Registrant's Form 10-K for the fiscal year ended June 30, 1994.
 10.05     Rules of the Comshare Retirement and Death Benefits Plan for employees of the United
           Kingdom, effective January 1, 1991, as amended -- incorporated by reference to
           Exhibit 10.27 of the Registrant's Form 10-K Report for the fiscal year ended June 30,
           1993.
 10.06     Interim Trust Deed establishing the Comshare Money Purchase Plan for employees of the
           United Kingdom, effective March 1, 1994 -- incorporated by reference to Exhibit
           10.08 to the Registrant's Form 10-K for the fiscal year ended June 30, 1994.
 10.07     Employment and NonCompetition Agreement between Comshare, Incorporated and T. Wallace
           Wrathall, effective as of April 1, 1994 -- incorporated by reference to Exhibit 10.23 to the Registrant's Form 10-Q Report for the quarter ended December 31, 1994.
 10.08     Amended and Restated Employee Agreement between Comshare, Incorporated and Richard L.
           Crandall effective July 1, 1994, as amended -- incorporated by reference to Exhibit
           10.10 to the Registrant's Form 10-K for the fiscal year ended June 30, 1994.
 10.09     Non-Competition Agreement between Comshare, Incorporated and Richard L. Crandall --
           incorporated by reference to Exhibit 10.11 of the Registrant's Form 10-K for the
           fiscal year ended June 30, 1994.
 10.10     Letter Agreement from Comshare, Incorporated to Kathryn A. Jehle regarding terms of employment dated April 18, 1994 -- incorporated by reference to Exhibit 10.12 of the
           Registrant's Form 10-K for the fiscal year ended June 30, 1994.

EXHIBIT
  NO.                                           DESCRIPTION
-------    -------------------------------------------------------------------------------------
 10.11     Description of Incentive Agreements for certain executive officers for fiscal years
           1993, 1994, and 1995-1997 -- incorporated by reference to Exhibit 10.13 to the
           Registrant's Form 10-K for the fiscal year ended June 30, 1994.
 10.12     Trust Agreement under the Benefit Adjustment Plan of Comshare, Incorporated, effective April 25, 1988, as amended -- incorporated by reference to Exhibit 10.31 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1993.
 10.13     Trust Agreement between Comshare, Incorporated and Vanguard Fiduciary for maintaining the Profit Sharing Plan of Comshare, Incorporated effective March 31, 1992, as amended -- incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-K for the fiscal year ended June 30, 1994.
 10.14     1994 Executive Stock Purchase Program of Comshare, Incorporated -- incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-Q Report for the quarter ended
           September 30, 1994.
 10.15     Employee Stock Purchase Plan of Comshare, Incorporated -- incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-Q Report for the quarter ended September
           30, 1994.
 10.16     1994 Directors Stock Option Plan of Comshare, Incorporated -- incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-Q Report for the quarter ended
           September 30, 1994.
 10.17     Offer to purchase land by the University of Michigan from Comshare, Incorporated, dated September 20, 1993 -- incorporated by reference to Exhibit 4.06 of the
           Registrant's Form 10-Q Report for the quarter ended September 30, 1993.
 10.18     Lease dated September, 1994, between Comshare, Incorporated, Tenant and MGI Holding,
           Inc., Landlord for office space located at 555 Briarwood Circle, Ann Arbor, Michigan
           48108 -- incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-Q
           Report for the quarter ended September 30, 1994.
 10.19     Agreement between Taurusbuild Limited, Comshare and Svenska Handelsbanken related to the lease of office space for the Company's London office facility -- incorporated by reference to Exhibit 10.17 of the Registrant's Form 10-K Report for the fiscal year ended June 30, 1994.
 10.20**   Software License Agreement by and between Arbor Software Corporation and Comshare,
           Incorporated dated December 23, 1993.
 10.21***  First Amendment to License Agreement by and between Arbor Software Corporation and
           Comshare, Incorporated dated March 1, 1994.
 21.01*    Subsidiaries of the Registrant.
 23.01*    Consent of Independent Public Accountants.
 27.00*    Financial Data Schedule.
 28.00*    Employee Stock Ownership Plan of Comshare Incorporated, Form 11-K Annual Report --
           filed pursuant to Section 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1995.

_________________
*   Previously filed.

** Filed herewith. Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2.

*** Previously filed. Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2.