Form 10-K/A
period 1995-06-30
COMSHARE INC
filed 1995-11-22
CIK 201513

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  FORM 10-K/A

                               (AMENDMENT NO. 4)

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

        The registrant files this Form 10-K/A (Amendment No. 4) solely to revise the Index to Exhibits and to refile Exhibit 4.01.

                                  SIGNATURE



        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        COMSHARE, INCORPORATED


Dated:  November 22, 1995                By:  /s/ KATHRYN A. JEHLE
                                              --------------------
                                              Kathryn A. Jehle
                                              Senior Vice President,
                                              Chief Financial Officer
                                              Treasurer and Assistant
                                              Secretary

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

  4.01**   Specimen form of Common Stock Certificate.

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

 10.20***  Software License Agreement by and between Arbor Software Corporation and Comshare,
           Incorporated dated December 23, 1993.

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