Form 10-Q
period 1995-12-31
COMSHARE INC
filed 1996-02-14
CIK 201513

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                            ---------------------

             X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            ---
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

                                     OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            ---
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from       to      .
                                                 -----    -----
                         COMMISSION FILE NUMBER 0-4096

                            ---------------------

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
Yes   X  No
    ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (DECEMBER 31, 1995).

                                           OUTSTANDING AT
                    CLASS OF COMMON STOCK  DECEMBER 31, 1995
                    ---------------------  -----------------

                      $1.00 PAR VALUE      9,596,567 SHARES

                             COMSHARE, INCORPORATED

                                     INDEX


                                                                     Page No.

PART I - FINANCIAL INFORMATION


     ITEM 1. FINANCIAL STATEMENTS


         Condensed Consolidated Balance Sheet as of
           December 31, 1995 and June 30, 1995........................... 3


         Condensed Consolidated Statement of Income for the
           Three and Six Months Ended December 31, 1995 and 1994......... 5


         Condensed Consolidated Statement of Cash Flows for the
           Six Months Ended December 31, 1995 and 1994................... 6


         Notes to Condensed Consolidated Financial Statements............ 7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS......................... 9


PART II - OTHER INFORMATION


    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........ 14

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K........................... 14


    SIGNATURE........................................................... 15


    INDEX TO EXHIBITS................................................... 16

PART I. - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS



                             COMSHARE, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     (in thousands, except per share data)



                                       December 31,  June 30,
                                          1995        1995
ASSETS                                 (unaudited)  (audited)

  CURRENT ASSETS
     Cash and cash equivalents             $22,540    $ 1,398
     Accounts receivable, net               37,744     29,531
     Deferred income taxes                     783        783
     Prepaid expenses                        4,400      4,098
                                           -------    -------
        Total current assets                65,467     35,810


  PROPERTY AND EQUIPMENT, at cost           28,200     27,076
     Less - accumulated depreciation        24,215     23,663

                                           -------    -------
     Property and equipment, net             3,985      3,413


  COMPUTER SOFTWARE, net                     9,138     32,676

  GOODWILL, net                              2,124      2,246

  DEFERRED INCOME TAXES                      6,279          -

  OTHER ASSETS                               5,464      5,165

                                           -------    -------
                                           $92,457    $79,310
                                           =======    =======








    See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     (in thousands, except per share data)





                                            December 31,  June 30,
                                               1995        1995
LIABILITIES AND SHAREHOLDERS' EQUITY        (unaudited)  (audited)

   CURRENT LIABILITIES
      Notes payable                             $   244    $    --
      Accounts payable                           13,625     11,342
      Accrued liabilities                         6,487      6,418
      Income taxes                                2,117      1,602
      Deferred revenue                           19,138     18,599
                                                -------    -------
            Total current liabilities            41,611     37,961

   LONG-TERM DEBT                                   347      5,436
   OTHER LIABILITIES                              3,573      3,365

   SHAREHOLDERS' EQUITY

      Common stock, $1.00 par value;
      authorized 20,000,000 shares;
      outstanding 9,596,567 shares as of
      December 31, 1995 and 8,221,234
      shares as of June 30, 1995                  9,597      8,221

      Capital contributed in excess of par       37,579     13,199
      Retained earnings                           3,940     15,500
      Currency translation adjustments           (3,256)    (3,239)
                                                -------    -------
                                                 47,860     33,681
      Less - Notes receivable                       934      1,133
                                                -------    -------
      Total shareholders' equity                 46,926     32,548
                                                -------    -------
                                                $92,457    $79,310
                                                =======    =======







    See accompanying notes to condensed consolidated financial statements.

                            COMSHARE, INCORPORATED
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (unaudited; in thousands, except per share data)


                                                   Three Months Ended            Six Months Ended
                                                      December 31,                 December 31,
                                                   ------------------            -----------------
                                                    1995       1994               1995      1994
REVENUE
  Software licenses                                $17,234    $13,018            $31,154   $23,024
  Software maintenance                               9,247      9,237             18,262    18,209
  Implementation, consulting
   and other services                                5,702      5,401             11,420    10,581
                                                   -------    -------            -------   -------
TOTAL REVENUE                                       32,183     27,656             60,836    51,814

COSTS AND EXPENSES
  Selling and marketing                             13,023     11,514             25,061    21,746
  Cost of revenue and support                        7,798      5,979             14,488    11,361
  Internal research and product development          4,088      4,031              8,086     8,101
  Internally capitalized software                   (1,076)    (2,940)            (3,434)   (6,019)
  Software amortization                              1,127      3,262              3,743     6,647
  General and administrative                         3,035      2,964              6,076     5,714
  Unusual charge                                    23,167          -             23,167         -
                                                   -------    -------            -------   -------
TOTAL COSTS AND EXPENSES                            51,162     24,810             77,187    47,550
                                                   -------    -------            -------   -------
INCOME (LOSS) FROM OPERATIONS                      (18,979)     2,846            (16,351)    4,264

OTHER INCOME (EXPENSE)
  Interest income (expense), net                        54       (175)               (87)     (341)
  Exchange gain (loss)                                 (23)        (6)              (112)      (43)
                                                   -------    -------            -------   -------
TOTAL OTHER INCOME (EXPENSE)                            31       (181)              (199)     (384)
                                                   -------    -------            -------   -------
INCOME (LOSS) BEFORE TAXES                         (18,948)     2,665            (16,550)    3,880
Provision (benefit) for income taxes                (6,084)       984             (5,196)    1,448
                                                   -------    -------            -------   -------
NET INCOME (LOSS)                                 $(12,864)    $1,681           $(11,354)   $2,432
                                                  =========   =======           =========   ======

WEIGHTED AVERAGE NUMBER OF COMMON
AND DILUTIVE COMMON EQUIVALENT SHARES                8,678      8,325              8,456     8,283
                                                  ========    =======           ========    ======

NET INCOME (LOSS) PER COMMON SHARE                  ($1.48)     $0.20             ($1.34)    $0.29
                                                  =========   =======           =========   ======


     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (unaudited; in thousands)

                                                                       Six Months Ended
                                                                          December 31,
                                                               --------------------------------
                                                               1995                        1994
                                                               ----                        ----
    OPERATING ACTIVITIES
       Net income (loss)                                      $  (11,354)             $   2,431
       Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
        Depreciation and amortization                              4,828                  8,042
        Provision for losses on accounts receivable                   49                    (72)
        Write-off of capitalized software                         23,167                      -
        Loss on sale of property and equipment                         -                     11
        Changes in operating assets and liabilities:
         Accounts receivable                                      (8,284)                  (696)
         Prepaid expenses                                           (362)                   190
         Accounts payable                                          2,391                   (173)
         Accrued liabilities                                         549                 (1,063)
         Deferred revenue                                            630                 (1,265)
         Deferred income taxes                                    (6,593)                   804
         Other liabilities                                           513                     83
                                                            ------------               --------
           Net cash provided by operating activities               5,534                  8,292

  INVESTING ACTIVITIES
       Additions to computer software                             (3,485)                (6,019)
       Payments for property and equipment                        (1,440)                  (433)
       Other                                                        (542)                  (652)

                                                              ----------              ---------
           Net cash used in investing activities                  (5,467)                (7,104)

    FINANCING ACTIVITIES
       Net borrowings under notes payable                            244                    159
       Repayments under long-term debt                            (5,006)                (2,748)
       Stock options exercised                                       164                     41
       Issuance of common stock                                   25,196                      -
       Other                                                         388                    132
                                                              ----------              ---------
       Net cash provided by financing activities                  20,986                  2,416

       EFFECT OF EXCHANGE RATE CHANGES                                89                    (12)
                                                              ----------              ---------
       NET INCREASE (DECREASE) IN CASH                            21,142                 (1,240)

       BALANCE AT BEGINNING OF PERIOD                              1,398                  1,774
                                                              ----------              ---------
       BALANCE AT END OF PERIOD                               $   22,540              $     534

                                                              ==========              =========
       SUPPLEMENTAL DISCLOSURES:
        Cash paid for interest                                $      246              $     270
                                                              ==========              =========
        Cash paid for income taxes                            $      890              $     119
                                                              ==========              =========





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

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items except as discussed in Note F below, required to present fairly its consolidated balance sheet as of December 31, 1995, the consolidated statements of operations for the three and six months ended December 31, 1995 and 1994 and cash flows for the six months ended December 31, 1995 and 1994.

     The Company changed its presentation of cash flows from operating activities from the direct method to the indirect method.

     The Company considers all highly liquid debt instruments with a maturity of ninety days or less at the time of acquisition to be cash equivalents.

     The prior period condensed consolidated financial statements have been reclassified to conform with the current presentation.

     The results of operations for the three and six months ended December 31, 1995 and 1994 are not necessarily indicative of the results to be expected in future quarters or the full fiscal year. The software industry is generally characterized by seasonal trends. Such trends may cause higher revenue in the Company's last fiscal quarter as a result of efforts to exceed sales quotas, and in the second fiscal quarter as many customers complete annual budgetary cycles. In addition, lower revenue in the first quarter may be principally due to the impact of slower sales during the summer months, particularly in Europe.


NOTE B - COMPUTER SOFTWARE

     The costs of developing and purchasing new software products and enhancements to existing software products are capitalized after technological feasibility and realizability are established. In the first quarter of fiscal 1996, capitalized development costs were amortized using the straight-line method over a four-year service life. Beginning October 1, 1995, capitalized development costs were amortized using the straight-line method over a two-year service life. The policy is reevaluated and adjusted as necessary at the end of each accounting period.


NOTE C - BORROWINGS

     At December 31, 1995 and June 30, 1995, the permitted borrowings available under the Company's amended and restated domestic credit agreement were $10,000,000 and $14,000,000, of which $0 and $3,500,000 were outstanding, respectively.

     Separately, certain of the Company's subsidiaries entered into local currency credit agreements or overdraft facilities in various currencies with banks providing permitted borrowings totaling $4,374,500 at December 31, 1995. The Company had outstanding borrowings of $347,000 in Swedish kroner and $244,000 in British pounds at December 31, 1995. The credit agreements expire on October 1, 1997. The interest rates generally vary with the banks' base rate. Most of such borrowings are guaranteed by the Company.

                             COMSHARE, INCORPORATED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



NOTE D - FINANCIAL INSTRUMENTS

     The Company at various times has entered into forward exchange contracts to hedge exposures related to foreign currency transactions. The Company does not use any other types of derivatives to hedge such exposures nor does it speculate in foreign currency. The Company only uses forward exchange contracts to hedge against large selective transactions that present the most exposure to exchange rate fluctuations. The Company entered into several forward contracts on December 29, 1995 which mature on or before January 31, 1996, by purchasing a $1,000,000 contract for British pounds, a $735,000 contract for Japanese yen and a $651,000 contract for German marks. The Company also entered into a forward contract on December 29, 1995 by selling a $500,000 contract for Canadian dollars with a maturity date of January 31, 1996. The carrying value of these contracts approximates the fair market value.


NOTE E - SHAREHOLDERS' EQUITY

     On October 9, 1995, the Board of Directors declared a three-for-two stock split of the Company's Common Stock distributable to shareholders of record on November 13, 1995. Capital in excess of par value was charged and common stock was credited for the par value of $2,749,000 issued in connection with the split. This stock split was effective November 20, 1995 after the Company received approval from its shareholders at the Annual Shareholders Meeting held November 18, 1995 which increased the number of authorized shares of Common Stock from 10,000,000 to 20,000,000 shares. All share and per share data included in the condensed consolidated financial statements and accompanying notes have been adjusted to reflect this stock split.

     In December 1995, the Company completed a public offering of its Common Stock which resulted in the issuance of 1,293,750 shares at $21.00 per share.


NOTE F - UNUSUAL CHARGE

     During the second quarter ended December 31, 1995, the Company recorded a $23.2 million non-cash charge to write off certain capitalized software. The net after tax charge was $15.5 million. The write-off resulted from the strong customer interest in Commander Decision, the Company's newest generation product for customizable decision support applications, which substantially reduced the realizable value of the Company's older Commander desktop products, and the Company's acceleration of its product development cycles in response to changes in the technological environment in the decision support application market.

     The write-off principally reflects the Company's decision, following its Users Conference held during the second quarter, to focus its sales efforts on Commander Decision, which was released in December 1995. The Company will no longer market the front-ends offered with Commander OLAP with the release of Commander Decision. Commander Decision was introduced at the Company's Users Conference and generated greater interest than originally anticipated by the Company. This strong customer interest, combined with the Company's recent decision to offer the new Commander Decision end-user front-end to existing maintenance-paying Commander OLAP customers at no charge, is expected to result in rapid migration from Commander OLAP front-ends to the Commander Decision front-end.

     The write-off also reflects the reduction of the estimated useful service life of the Company products and the amortization period for its capitalized software costs, prompted by the Company's acceleration of its product development cycle. The reduction of the software amortization period to two years and a review of projected revenues over this two year service life resulted in the write-off of unamortized capitalized software development costs.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain financial data as a percentage of total revenue.





                                                   Three Months Ended    Six Months Ended
                                                       December 31,        December 31,
                                                  -------------------   -----------------
                                                   1995         1994     1995        1994
REVENUE                                           ------------------    -----------------
  Software licenses
    Client/Server                                  52.0%        44.2%    49.5%       40.7%
    Mainframe                                       1.6          2.9      1.7         3.7
                                                  ------------------    -----------------
      Total software license fee revenue           53.6         47.1     51.2        44.4

  Software maintenance
    Client/Server                                  19.5         17.5     19.7        18.0
    Mainframe                                       9.2         15.9     10.3        17.2
                                                  -------------------   -----------------
      Total software maintenance revenue           28.7         33.4     30.0        35.1

  Implementation and consulting services           17.7         19.5     18.8        20.4
                                                  -------------------   -----------------

Total revenue                                     100.0        100.0    100.0       100.0


COSTS AND EXPENSES
  Selling and marketing                            40.5         41.6     41.2        42.0
  Cost of revenue and support                      24.2         21.6     23.8        21.9
  Internal research and product development        12.7         14.6     13.3        15.6
  Internally capitalized software                  (3.3)       (10.6)    (5.6)      (11.6)
  Software amortization                             3.5         11.8      6.2        12.8
  General and administrative                        9.4         10.7     10.0        11.0
  Unusual charge                                   72.0            -     38.1           -
                                                  -------------------   -----------------
Total costs and expenses                          159.0         89.7    126.9        91.8

INCOME (LOSS) FROM OPERATIONS                     (59.0)        10.3    (26.9)        8.2


OTHER INCOME (EXPENSE)
  Net interest income (expense)                     0.2         (0.6)     0.1        (0.7)
  Exchange gain (loss)                             (0.1)        (0.0)    (0.2)       (0.1)
                                                  --------------------  -----------------
  Total other income (expense)                      0.1         (0.6)    (0.3)       (0.8)

INCOME (LOSS) BEFORE INCOME TAXES                 (58.9)         9.7    (27.2)        7.5

Benefit (provision) for income taxes               18.9         (3.6)     8.5        (2.8)
                                                  --------------------  -----------------

NET INCOME (LOSS)                                 (40.0)%        6.1%   (18.7)%       4.7%
                                                  ====================  =================


REVENUE
                                                   Three Months Ended      Percent       Six Months Ended       Percent
                                                       December 31,        Change          December 31,         Change
                                             --------------------------              -------------------------
                                                  1995          1994                     1995          1994
                                            ---------------------------------------------------------------------------

REVENUE
  Software licenses
    Client/Server                                 $16,736       $12,229    36.9%       $30,131       $21,092    42.9%
    Mainframe                                         498           789   (36.8)         1,023         1,932   (47.1)
                                             ------------  ------------           ------------  ------------
      Total software license fee revenue           17,234        13,018    32.4         31,154        23,024    35.3
                                             ============  ============           ============  ============

  Software maintenance
    Client/Server                                   6,274         4,848    29.4         11,991         9,307    28.8
    Mainframe                                       2,973         4,389   (32.3)         6,271         8,902   (29.6)
                                             ------------  ------------           ------------  ------------
      Total software maintenance revenue            9,247         9,237     0.1         18,262        18,209     0.3

  Implementation and consulting services            5,702         5,401     5.6         11,420        10,581     7.9
                                             ------------  ------------           ------------  ------------

      TOTAL REVENUE                               $32,183       $27,656    16.4%       $60,836       $51,814    17.4%
                                             ============  ============           ============  ============


     The growth in total revenue for the three and six months ended December 31, 1995 was primarily attributable to the strong increase in client/server software license and maintenance revenue.


     Total software license revenue increased for the three and six months ended December 31, 1995 as shown below:


                                          Three Months Ended        Percent         Six Months Ended           Percent
                                             December 31,           Change            December 31,             Change
                                        --------------------------              --------------------------
                                             1995           1994                   1995           1994
                                        ------------------------------------------------------------------------------


SOFTWARE LICENSE REVENUE:
  EIS                                        $11,150        $7,798    43.0%       $19,180       $13,560    41.4%
  Financial reporting applications             3,230         3,089     4.6          6,507         5,121    27.1
  Retail decision support applications         2,854         2,130    34.0          5,467         4,343    25.9
                                        ------------  ------------           ------------  ------------
      TOTAL SOFTWARE LICENSE REVENUE         $17,234       $13,018    32.4%       $31,154       $23,024    35.3%
                                        ============  ============           ============  ============



     Software license revenue increased in all three decision support market areas for the three and six month periods ending December 31, 1995 compared with the corresponding periods a year ago. The software license revenue growth in the three and six months ended December 31, 1995 primarily reflected the continued strong demand for the Company's EIS Commander OLAP product and the recently released enhanced version of Arthur Planning products. In addition, the increase in software license fee revenue for the Company's financial reporting products in the three and six months ended December 31, 1995 was principally due to sales of enhanced versions of Commander FDC and Commander Budget products.

     Software maintenance revenue was flat compared with last year as a result of client/server maintenance growth being offset by the mainframe maintenance decline. The increase in client/server software maintenance revenue was principally due to the increase in client/server license revenue during the most recent twelve months. The decrease in mainframe software maintenance revenue in the three and six months ended December 31, 1995 reflected mainframe maintenance cancellations and continued customer migration to client/server platforms. Mainframe software revenue is expected to continue to decline.

     Implementation, consulting and other service revenue has benefited from the growth in client/server software license revenue in all three decision support markets.

COSTS AND EXPENSES
                                               Three Months Ended        Percent          Six Months Ended        Percent
                                                  December 31,            Change             December 31,          Change
                                             --------------------------                -----------------------
                                               1995              1994                     1995           1994
                                             ------------------------------------------------------------------------------
COST AND EXPENSES
  Selling and marketing                           $13,023       $11,514     13.1%        $25,061         $21,746     15.2%
  Cost of revenue and support                       7,798         5,979     30.4          14,488          11,361     27.5
  Internal research and product development         4,088         4,031      1.4           8,086           8,101     (0.2)
  Internally capitalized software                  (1,076)       (2,940)   (63.4)         (3,434)         (6,019)   (42.9)
  Software amortization                             1,127         3,262    (65.5)          3,743           6,647    (43.7)
  General and administrative                        3,035         2,964      2.4           6,076           5,714      6.3
      Total costs and expenses                   ________      ________                 ________        ________
      before unusual charge                        27,995        24,810     12.8          54,020          47,550     13.6

Unusual charge                                     23,167             -        *          23,167               -        *
                                             ------------  ------------           --------------  --------------

      TOTAL COSTS AND EXPENSES                    $51,162       $24,810    106.2%        $77,187         $47,550     62.3%
                                             ============  ============           ==============  ==============


* % not meaningful.


     Total operating expenses increased in the three and six months ended December 31, 1995 primarily as a result of the $23.2 million non-cash charge to write off capitalized software. Excluding the software write-off charge, total operating expenses for the second quarter increased 12.8% compared with the same period last year, in support of total revenue growth of 16.4%. Excluding the software write-off charge, total operating expenses for the six months ended December 31, 1995 increased 13.6% compared with the same period last year, in support of total revenue growth of 17.4%. The operating profit margin, excluding the software write-off charge, for the three months ended December 31, 1995 was 13.0% compared with 10.3% for the three months ended December 31, 1994. The operating profit margin, excluding the software write-off charge, for the six months ended December 31, 1995 was 11.2% compared with 8.2% for the same period a year ago.

     Selling and marketing expense increased in the three and six months ended December 31, 1995 principally due to increased employee related costs, and to a lesser extent travel related costs, incurred in support of the significant increase in software license revenue.

     The increase in cost of revenue and support in the three and six months ended December 31, 1995 was primarily attributable to increased royalty fees payable to Arbor Software Corporation ("Arbor") as a result of increased software license revenue from certain Comshare products which use Arbor's Essbase and higher employee-related costs and, to a lesser extent, outside service costs related to implementation and consulting services revenue.

     Internally capitalized software decreased in the three and six months ended December 31, 1995 primarily due to the increased levels of development costs that were not capitalizable. Software amortization expense decreased in the three and six months ended December 31, 1995 principally due to the reduced levels of capitalized software following the $23.2 million write-off of capitalized software.

     During the second quarter ended December 31, 1995 , the Company recorded a $23.2 million non-cash charge to write off certain capitalized software. The write-off had a $15.5 negative after tax impact on net income. The write-off is a result of strong customer interest in the Company's newest generation product, Commander Decision, for customizable decision support applications, which substantially reduced the realizable value of the Company's older desktop products. The write-off also reflects the reduction of the estimated useful service life of the Company's products and the amortization period of its capitalized software costs, prompted by the Company's acceleration of its product development cycles in response to changes in the technological environment in the decision support applications market. See Note F of Notes to Condensed Consolidated Financial Statements.

NONOPERATING INCOME AND EXPENSE
                                            Three Months Ended          Percent           Six Months Ended          Percent
                                                December 31,             Change              December 31,            Change
                                         --------------------------                  --------------------------
                                         1995                1994                     1995                1994
                                         ----------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
 Net interest income (expense)           $    54        $ (175)            *         $  (87)       $ (341)          *
 Exchange gain (loss)                        (23)           (6)            *           (112)          (43)          *
                                         -------        ------                       -------       ------
     TOTAL OTHER INCOME (EXPENSE)             31          (181)            *           (199)         (384)          *
                                         =======        ======                       ======        ======


* % not meaningful.

     Interest income net of interest expense in the three and six months ended December 31, 1995 increased due to investment of the net proceeds received from the public offering (see Note E of Notes to Condensed Consolidated Financial Statements) and the reduced loan balances outstanding.


PROVISION FOR INCOME TAXES

     The effective income tax rate in the three and six months ended December 31, 1995 was 32.1% and 31.4%, respectively, compared with 36.9% and 37.3% for the same periods a year ago. The lower tax rate on the net loss before taxes for the three and six months ended December 31, 1995 was primarily due to the lower tax benefits from the software write-off.


FOREIGN CURRENCY

     In the three and six months ended December 31, 1995, 54.5% and 54.3% of the Company's total revenue was from outside North America compared with 55.5% in the three and six months ended December 31, 1994. Most of the Company's international revenue is denominated in foreign currencies. The Company recognizes currency transaction gains and losses in the period of occurrence. As currency rates are constantly changing, these gains and losses can, at times, fluctuate greatly.

     During the three and six months ended December 31, 1995 foreign currency fluctuations on revenue denominated in a foreign currency were offset by currency fluctuations on expenses denominated in a foreign currency. At actual exchange rates, the increase in total revenue was $80,000 more than at comparable exchange rates. At actual exchange rates, the increase in total expenses was $114,000 more than at comparable exchange rates. As a result of the changes in the foreign currency exchange rates, the increase in the net loss before taxes was $34,000 more at actual exchange rates, than at comparable exchange rates. For the six months ended December 31, 1995, at actual exchange rates, the increase in total revenue was $555,000 more than at comparable exchange rates. At actual exchange rates, the increase in total expenses was $707,000 more than at comparable exchange rates. As a result of the changes in the foreign currency exchange rates, the increase in the net loss before taxes was $152,000 more at actual exchange rates, than at comparable exchange rates.

     The Company had several forward contracts totaling $2.9 million outstanding at December 31, 1995. See Note D of Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1995, cash and cash equivalents were $22.5 million and available borrowings under the Company's lines of credit were $13.8 million, compared with cash of $1.4 million and available borrowings under the Company's lines of credit of $12.2 million at June 30, 1995. The increase in cash was principally attributed to the $25.2 million in net proceeds received from the public offering completed during the second quarter. In November 1995, the Company reduced permitted borrowings under its lines of credit by $4.0 million.

     The Company completed in the second quarter a public offering of 1,293,750 newly issued shares of Common Stock offered by the Company. The Company used approximately $5.0 million of the net proceeds from the public offering to reduce long-term debt. The Company expects to use the remaining net proceeds from the offering for working capital and general corporate purposes. Pending such uses, the Company invested the net proceeds from the public offering in investment grade, short-term, interest bearing instruments.

     Net cash provided by operating activities was $5.5 million in the six months ended December 31, 1995, compared with $8.3 million in the six months ended December 31, 1994. The decrease in net cash provided by operating activities was principally due to the increase in accounts receivable balances, which increased primarily as a result of the growth in revenue. The positive cash flow generated in the six months ended December 31, 1995 and 1994 was principally due to net income, excluding the non-cash write-off of software.

     Net cash used in investing activities was $5.5 million in the six months ended December 31, 1995, compared with $7.1 million in the six months ended December 31, 1994. The decrease in net cash used in investing activities was primarily due to a decrease in the amount of capitalized internally developed software costs, discussed previously, partially offset by an increase in property and equipment purchases. At December 31, 1995, the Company did not have any material capital expenditure commitments.

     Working capital as of December 31, 1995 was $23.9 million, compared with a negative $2.2 million as of June 30, 1995. The $26.1 million increase from June 30, 1995 to December 31, 1995 was primarily due to the increases in cash and cash equivalents and accounts receivable. Deferred revenue as of December 31, 1995 was $19.1 million, compared with $18.6 million as of June 30, 1995. Deferred revenue, which is included in current liabilities, principally relates to prepaid maintenance contracts.

     Total assets were $92.5 million at December 31, 1995, compared with total assets of $79.3 million at June 30, 1995. The primary contributing factors to the increase from June 30, 1995 to December 31, 1995 were the increases in cash and cash equivalents and accounts receivable offset by the decrease in computer software (net of long-term deferred income taxes), which decreased as a result of the write-off of capitalized software.

     The Company believes that the combination of present cash balances, future operating cash flows and credit facilities will be sufficient to meet the Company's currently anticipated cash requirements for at least the next twelve months.

PART II - OTHER INFORMATION

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held its Annual Meeting of Shareholders on November 18, 1995. There were two matters voted on:
        (1)  The election of nine directors.

        (2) A proposal to amend the Articles of Incorporation to increase the number of shares of Common stock authorized for issuance from 10,000,000 to 20,000,000.

             The following table sets forth the results of the matters voted on. All director nominees were elected and the proposal was passed.


                                            Voted For   Votes Against   Abstained   Broker Non-votes
                                            ---------   -------------   ---------   ----------------
(1) Election of Directors

     Nominees:


         Geoffrey B. Bloom                    4,840,874    29,010           -               -
         Daniel T. Carroll                    4,842,374    27,510           -               -
         Richard L. Crandall                  4,847,612    22,272           -               -
         Stanley R. Day                       4,842,624    27,260           -               -
         W. John Driscoll                     4,847,424    22,460           -               -
         Alan G. Merten                       4,844,324    25,560           -               -
         George R. Mrkonic                    4,839,698    30,186           -               -
         John F. Rockart                      4,846,724    23,160           -               -
         T. Wallace Wrathall                  4,836,199    33,685           -               -

    (2)  Amend the Articles of Incorporation  4,765,827    68,291         35,766            -




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


           (a.) The exhibits included herewith are set forth on the Index to Exhibits.

           (b.)  Reports on Form 8-K.


                1.)  Form 8-K filed November 3, 1995 regarding the
                     Company recording a non-cash charge of $23.2 million during the three months ended December 31, 1995 to write off certain capitalized software.

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  FEBRUARY 14, 1996                COMSHARE, INCORPORATED
                                          (Registrant)



                                        /s/ Kathryn A. Jehle
                                        -------------------------------------

                                            Kathryn A. Jehle
                                            Senior Vice President,
                                            Chief Financial Officer,
                                            Treasurer and Assistant Secretary

                               INDEX TO EXHIBITS




EXHIBIT NO.  DESCRIPTION
-----------  -----------

  3(i)       Restated Articles of Incorporation of the Registrant.


  4.05 Third Amendment to Comshare, Incorporated Amended and Restated Credit Agreement between Comshare, Incorporated and NBD Bank, formerly known as NBD Bank, N.A., Michigan dated November 19, 1995.


   27        Financial Data Schedule.