Form 10-Q
period 1996-03-31
COMSHARE INC
filed 1996-05-15
CIK 201513

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q




             X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            ---        OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                     OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             ---       OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____.

                         COMMISSION FILE NUMBER 0-4096

                          ___________________________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No  ____
   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of MARCH 31, 1996.
                                                    OUTSTANDING AT
             CLASS OF COMMON STOCK                  MARCH 31, 1996
             ---------------------                  --------------
               $1.00 PAR VALUE                     9,649,026 SHARES

                             COMSHARE, INCORPORATED

                                     INDEX


                                                                Page No.

PART I - FINANCIAL INFORMATION


     ITEM 1. FINANCIAL STATEMENTS



          Condensed Consolidated Balance Sheet as of
             March 31, 1996 and June 30, 1995........................3


          Condensed Consolidated Statement of Operations for the
             Three and Nine Months Ended March 31, 1996 and 1995.....5


          Condensed Consolidated Statement of Cash Flows for the
             Nine Months Ended March 31, 1996 and 1995...............6


          Notes to Condensed Consolidated Financial Statements.......7


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS...................9


PART II - OTHER INFORMATION


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................14


     SIGNATURE......................................................15


     INDEX TO EXHIBITS..............................................16

PART I. - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                                       COMSHARE, INCORPORATED
                                CONDENSED CONSOLIDATED BALANCE SHEET
                                           (in thousands)

                                                       March 31,                   June 30,
                                                         1996                        1995
                                                       -------                     -------
ASSETS                                               (unaudited)                  (audited)
CURRENT ASSETS
  Cash and cash equivalents                            $27,019                     $ 1,398
  Accounts receivable, net                              38,875                      29,531
  Deferred income taxes                                    783                         783
  Prepaid expenses                                       4,783                       4,098
                                                       -------                     -------
     Total current assets                               71,460                      35,810


PROPERTY AND EQUIPMENT, AT COST                         28,563                      27,076
  Less - accumulated depreciation                       24,075                      23,663
                                                       -------                     -------
  Property and equipment, net                            4,488                       3,413


COMPUTER SOFTWARE, NET                                   9,026                      32,676

GOODWILL, NET                                            2,035                       2,246

DEFERRED INCOME TAXES                                    6,260                           -

OTHER ASSETS                                             5,509                       5,165
                                                       -------                     -------
                                                       $98,778                     $79,310
                                                       =======                     =======



          See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     (in thousands, except per share data)




                                                      March 31,        June 30,
                                                        1996            1995
                                                        ----            ----
LIABILITIES AND SHAREHOLDERS'  EQUITY                (unaudited)      (audited)
  CURRENT LIABILITIES
     Notes payable                                      $   421         $     -
     Accounts payable                                    15,290          11,342
     Accrued liabilities                                  6,768           6,418
     Income taxes                                         2,651           1,602
     Deferred revenue                                    19,066          18,599
                                                        -------         -------
          Total current liabilities                      44,196          37,961

LONG-TERM DEBT                                            2,098           5,436
OTHER LIABILITIES                                         3,492           3,365

SHAREHOLDERS' EQUITY

     Common stock, $1.00 par value;
     authorized 20,000,000 shares;
     outstanding 9,649,026 shares as of
     March 31, 1996 and 8,221,234
     shares as of June 30, 1995                           9,649           8,221

     Capital contributed in excess of par                37,787          13,199
     Retained earnings                                    5,919          15,500
     Currency translation adjustments                    (3,429)         (3,239)
                                                        -------         -------
                                                         49,926          33,681
     Less - Notes receivable                                934           1,133
                                                        -------         -------
          Total shareholders' equity                     48,992          32,548
                                                        -------         -------
                                                        $98,778         $79,310
                                                        =======         =======


See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (unaudited; in thousands, except per share data)

                                           Three Months Ended      Nine Months Ended
                                               March 31,               March 31,
                                           ------------------     -------------------
                                            1996       1995         1996       1995
                                            ----       ----         ----       ----
REVENUE
  Software licenses                        $15,586    $12,705     $ 46,740    $35,729
  Software maintenance                       9,232      8,895       27,494     27,104
  Implementation, consulting
    and other services                       6,716      6,104       18,136     16,685
                                           -------    -------     --------    -------
TOTAL REVENUE                               31,534     27,704       92,370     79,518

COSTS AND EXPENSES
  Selling and marketing                     13,144     11,375       38,205     33,121
  Cost of revenue and support                8,045      6,959       22,533     18,320
  Internal research and product development  4,302      3,884       12,388     11,985
  Internally capitalized software           (1,130)    (2,845)      (4,564)    (8,864)
  Software amortization                      1,191      3,415        4,934     10,062
  General and administrative                 3,223      3,088        9,299      8,802
  Unusual charge                                 -          -       23,167          -
                                           -------    -------     --------    -------
TOTAL COSTS AND EXPENSES                    28,775     25,876      105,962     73,426
                                           -------    -------     --------    -------
INCOME (LOSS) FROM OPERATIONS                2,759      1,828      (13,592)     6,092

OTHER INCOME (EXPENSE)
  Interest income (expense), net               265       (126)         178       (467)
  Exchange gain (loss)                          31        216          (81)       173
                                           -------    -------     --------    -------
TOTAL OTHER INCOME (EXPENSE)                   296         90           97       (294)

INCOME (LOSS) BEFORE TAXES                   3,055      1,918      (13,495)     5,798
Provision (benefit) for income taxes         1,017        714       (4,179)     2,162
                                           -------    -------     --------    -------
NET INCOME (LOSS)                          $ 2,038    $ 1,204     $ (9,316)   $ 3,636
                                           =======    =======     ========    =======

WEIGHTED AVERAGE NUMBER OF COMMON
 AND DILUTIVE COMMON EQUIVALENT SHARES      10,109      8,472        8,843      8,348
                                           =======    =======     ========    =======

NET INCOME (LOSS) PER COMMON SHARE         $  0.20    $  0.14     $  (1.05)   $  0.43
                                           =======    =======     ========    =======


     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (unaudited; in thousands)

                                                                      Nine Months Ended
                                                                         March 31,
                                                                   -----------------------
                                                                     1996           1995
                                                                     ----           ----
OPERATING ACTIVITIES
     Net income (loss)                                             $(9,316)       $  3,636
     Adjustments to reconcile net income (loss) to
            net cash provided by operating activities:
         Depreciation and amortization                               6,406          12,084
         Write-off of capitalized software                          23,167               -
         Loss on sale of property and equipment                          -              11
         Changes in operating assets and liabilities:
              Accounts receivable                                   (9,723)              4
              Prepaid expenses                                        (812)           (255)
              Accounts payable                                       4,313           1,168
              Accrued liabilities                                    1,423            (272)
              Deferred revenue                                         687            (129)
              Deferred income taxes                                 (6,613)            953
              Other liabilities                                        459              99
                                                                   -------        --------
               Net cash provided by operating activities             9,991          17,299

INVESTING ACTIVITIES
     Additions to computer software                                 (4,756)         (8,864)
     Payments for property and equipment                            (2,075)           (805)
     Other                                                            (751)           (915)
                                                                   -------        --------
               Net cash used in investing activities                (7,582)        (10,584)

FINANCING ACTIVITIES
     Net borrowings (repayments) under notes payable                   428             (43)
     Repayments under long-term debt                                (3,180)         (6,037)
     Stock options exercised                                           414             177
     Issuance of common stock                                       25,196               -
     Other                                                             340              68
                                                                   -------        --------
               Net cash provided by (used in) financing activities  23,198          (5,835)

EFFECT OF EXCHANGE RATE CHANGES                                         14              33
                                                                   -------        --------
NET INCREASE IN CASH                                                25,621             913

BALANCE AT BEGINNING OF PERIOD                                       1,398           1,774
                                                                   -------        --------
BALANCE AT END OF PERIOD                                           $27,019        $  2,687
                                                                   =======        ========


SUPPLEMENTAL DISCLOSURES:

  Cash paid for interest                                           $   340        $    440
                                                                   =======        ========

  Cash paid for income taxes                                       $ 1,295        $    198
                                                                   =======        ========


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

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items except as discussed in Note F below, required to present fairly its consolidated balance sheet as of March 31, 1996, the consolidated statement of operations for the three and nine months ended March 31, 1996 and 1995 and the consolidated statement of cash flows for the nine months ended March 31, 1996 and 1995.

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

     The results of operations for the three and nine months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected in future quarters or the full fiscal year. The software industry is generally characterized by seasonal trends. Such trends may cause higher revenue in the Company's last fiscal quarter as a result of efforts to exceed sales quotas, and in the second fiscal quarter as many customers complete annual budgetary cycles. In addition, lower revenue in the first quarter may be principally due to the impact of slower sales during the summer months, particularly in Europe.


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


NOTE C - BORROWINGS

     At March 31, 1996 and June 30, 1995, the permitted borrowings available under the Company's amended and restated domestic credit agreement were $10,000,000 and $14,000,000, of which $0 and $3,500,000 were outstanding, respectively.

     Separately, certain of the Company's subsidiaries entered into local currency credit agreements or overdraft facilities in various currencies with banks providing permitted borrowings totaling $4,300,000 at March 31, 1996.
The Company had outstanding borrowings of $2,519,000 at March 31, 1996. The credit agreements expire on October 1, 1997. The interest rates generally vary with the banks' base rate. Most of such borrowings are guaranteed by the Company.

                             COMSHARE, INCORPORATED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



NOTE D - FINANCIAL INSTRUMENTS

     The Company at various times has entered into forward exchange contracts to hedge exposures related to foreign currency transactions. The Company does not use any other types of derivatives to hedge such exposures nor does it speculate in foreign currency. The Company only uses forward exchange contracts to hedge against large selective transactions that present the most exposure to exchange rate fluctuations. The Company entered into a forward contract on January 29, 1996 which matures on June 28, 1996, by selling a
$477,000 contract for Italian lire.   The Company also entered into a forward
contract on March 29, 1996 by selling a $400,000 contract for Canadian dollars with a maturity date of April 30, 1996. The carrying value of these contracts approximates their fair market value.


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

     The write-off principally reflected the Company's decision, following its Users Conference held during the second quarter, to focus its sales efforts on Commander Decision, which was released in December 1995. The Company will no longer market the front-ends offered with Commander OLAP with the release of Commander Decision. Commander Decision was introduced at the Company's Users Conference and generated greater interest than originally anticipated by the Company. This strong customer interest, combined with the Company's recent decision to offer the new Commander Decision end-user front-end to existing maintenance-paying Commander OLAP customers at no charge, is expected to result in rapid migration from Commander OLAP front-ends to the Commander Decision front-end.

     The write-off also reflected the reduction of the estimated useful service life of the Company's products and the amortization period for its capitalized software costs, prompted by the Company's acceleration of its product development cycle. The reduction of the software amortization period to two years and a review of projected revenues over this two year service life resulted in the write-off of unamortized capitalized software development costs.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain financial data as a percentage of total revenue.


                                              Three Months Ended        Nine Months Ended
                                                    March 31,                 March 31,
                                                ----------------          ---------------
                                                1996        1995          1996       1995
                                                ----------------          ---------------
REVENUE
   Software licenses
      Client/server                             47.5%       42.7%         48.8 %     41.4%
      Mainframe                                  1.9         3.2           1.8        3.5
                                                ----        ----          ----       ----
          Total software license revenue        49.4        45.9          50.6       44.9

   Software maintenance
      Client/server                             20.6        17.5          20.0       17.8
      Mainframe                                  8.7        14.6           9.8       16.3
                                                ----        ----          ----       ----
          Total software maintenance revenue    29.3        32.1          29.8       34.1

   Implementation, consulting and
      other services                            21.3        22.0          19.6       21.0
                                                ----        ----          ----       ----

Total revenue                                  100.0       100.0         100.0      100.0

COSTS AND EXPENSES
   Selling and marketing                        41.7        41.1          41.3       41.6
   Cost of revenue and support                  25.5        25.1          24.4       23.0
   Internal research and product development    13.6        14.0          13.4       15.1
   Internally capitalized software              (3.6)      (10.3)         (4.9)     (11.2)
   Software amortization                         3.8        12.3           5.3       12.7
   General and administrative                   10.2        11.2          10.1       11.1
   Unusual charge                                 -           -           25.1         -
                                                ----        ----          ----       ----
Total costs and expenses                        91.2        93.4         114.7       92.3

INCOME (LOSS) FROM OPERATIONS                    8.8         6.6         (14.7)       7.7


OTHER INCOME (EXPENSE)
   Net interest income (expense)                 0.8        (0.5)          0.2       (0.6)
   Exchange gain (loss)                          0.1         0.8          (0.1)       0.2
                                                ----        ----          ----       ----
Total other income (expense)                     0.9         0.3           0.1       (0.4)

INCOME (LOSS) BEFORE INCOME TAXES                9.7         6.9         (14.6)       7.3

Benefit (provision) for income taxes             3.2         2.6          (4.5)       2.7
                                                ----        ----          ----       ----
NET INCOME (LOSS)                                6.5%        4.3%        (10.1)%      4.6%
                                                ====        ====          ====       ====


REVENUE
                                            Three Months Ended             Nine Months Ended
                                                March 31,       Percent        March 31,          Percent
                                           -------------------  Change    -------------------     Change
                                             1996        1995               1996        1995
                                           -------------------------------------------------------------
Revenue
   Software licenses
      Client/server                        $14,973     $11,838    26.5%   $45,104     $32,930       37.0%
      Mainframe                                613         867   (29.3)     1,636       2,799      (41.6)
                                           -------     -------            -------     -------
      Total software license revenue        15,586      12,705    22.7     46,740      35,729       30.8

   Software maintenance
      Client/server                          6,491       4,855    33.7     18,482      14,163       30.5
      Mainframe                              2,741       4,040   (32.2)     9,012      12,941      (30.4)
                                           -------     -------            -------     -------
      Total software maintenance revenue     9,232       8,895     3.8     27,494      27,104        1.4

   Implementation, consulting and
      other services                         6,716       6,104    10.0     18,136      16,685        8.7
                                           -------     -------            -------     -------
TOTAL REVENUE                              $31,534     $27,704    13.8%   $92,370     $79,518       16.2%
                                           =======     =======            =======     =======


The growth in total revenue for the three and nine months ended March 31, 1996 was primarily attributable to the increase in client/server software license and maintenance revenue.


     Total software license revenue increased for the three and nine months ended March 31, 1996 as shown below:

                                         Three Months Ended         Nine Months Ended
                                             March 31,      Percent     March 31,          Percent
                                         -----------------  Change  -----------------      Change
                                           1996     1995              1996      1995
                                         --------------------------------------------------------
SOFTWARE LICENSE REVENUE
    EIS                                   $10,629  $ 8,008   32.7%  $29,809   $21,568        38.2%
    Financial reporting applications        2,314    2,338   (1.0)    8,821     7,459        18.3
    Retail decision support applications    2,643    2,359   12.0     8,110     6,702        21.0
                                          -------  -------          -------   -------
TOTAL SOFTWARE LICENSE REVENUE            $15,586  $12,705   22.7%  $46,740   $35,729        30.8%
                                          =======  =======          =======   =======


     Software license revenue increased in the three months ended March 31, 1996 principally due to the strong demand for the Company's executive information system (EIS) OLAP-based decision support products, including Commander Decision, the Company's newest generation customizable decision support product commercially released at the end of December 1995. Software license revenue growth was flat for the Company's financial reporting application products in the three months ended March 31, 1996 primarily due to the transitional changes experienced as a result of combining the North American EIS and financial reporting sales organizations during the quarter. Software license revenue grew in all three decision support markets for the nine months ended March 31, 1996 compared with the corresponding period a year ago. The growth in software license revenue in the nine months ended March 31, 1996 primarily reflected the continued strong demand for the Company's EIS Commander OLAP products. In addition, the increase in software license revenue for the Company's financial reporting and retail decision support products in the nine months ended March 31, 1996 was principally due to sales of enhanced versions of Commander FDC, Commander Budget and Arthur Planning products.

     Software maintenance revenue increased in the three and nine months ended March 31, 1996 as a result of client/server maintenance growth due to the increase in client/server software license revenue during the most recent twelve months. The decrease in mainframe software maintenance revenue in the three and nine months ended March 31, 1996 reflected mainframe maintenance cancellations and continued customer migration to client/server platforms. Mainframe software revenue is expected to continue to decline.

     Implementation, consulting and other service revenue growth in the three and nine months ended March 31, 1996 reflected the growth in client/server software license revenue and productivity of new consultants hired earlier in the fiscal year.

COSTS AND EXPENSES

                                             Three Months Ended             Nine Months Ended
                                                 March 31,       Percent        March 31,          Percent
                                             ------------------  Change    --------------------    Change
                                              1996       1995                1996        1995
                                             -------------------------------------------------------------
COST AND EXPENSES
   Selling and marketing                     $13,144    $11,375    15.6%   $ 38,205     $33,121       15.4%
   Cost of revenue and support                 8,045      6,959    15.6      22,533      18,320       23.0
   Internal research and product development   4,302      3,884    10.8      12,388      11,985        3.4
   Internally capitalized software            (1,130)    (2,845)  (60.3)     (4,564)     (8,864)     (48.5)
   Software amortization                       1,191      3,415   (65.1)      4,934      10,062      (51.0)
   General and administrative                  3,223      3,088     4.4       9,299       8,802        5.7
                                             -------    -------            --------     -------
          Total costs and expenses
          before unusual charge               28,775     25,876    11.2      82,795      73,426       12.8

   Unusual charge                                  -          -     -        23,167           -        n/m
                                             -------    -------            --------     -------
TOTAL COSTS AND EXPENSES                     $28,775    $25,876    11.2%   $105,962     $73,426       44.3%
                                             =======    =======            ========     =======


     Total operating expenses increased 11.2% in the three months ended March 31, 1996 in support of the 13.8% growth in total revenue. Total operating expenses increased in the nine months ended March 31, 1996 primarily as a result of the $23.2 million non-cash charge to write off capitalized software. Excluding the software write-off charge, total operating expenses for the nine months ended March 31, 1996 increased 12.8% compared with the same period last year, in support of total revenue growth of 16.2 %. The operating profit margin for the three months ended March 31, 1996 was 8.8 % compared with 6.6 % for the three months ended March 31, 1995. The operating profit margin, excluding the software write-off charge, for the nine months ended March 31, 1996 was 10.4 % compared with 7.7% for the same period a year ago.

     Selling and marketing expense increased in the three months ended March
31, 1996 principally due to increased employee related expenses, including travel and compensation costs, and agency fees, incurred in support of the 22.7% growth in total software license revenue. The increase in selling and marketing expense in the nine months ended March 31, 1996 was mainly attributable to increased employee and travel related costs, incurred in support of the 30.8% growth in total software license revenue.

     The increase in cost of revenue and support in the three and nine months ended March 31, 1996 was primarily attributable to increased royalty fees payable to Arbor Software Corporation ("Arbor") as a result of increased software license revenue from certain Comshare products which use Arbor's Essbase, and higher employee costs and outside consulting fees related to the growth in implementation and consulting services revenue.

     Internal research and product development expense increased in the three months ended March 31, 1996 mainly due to outside service costs and employee related expenses, incurred in support of new product development and on-going enhancements to existing software products.

     Internally capitalized software decreased in the three and nine months ended March 31, 1996 primarily due to increased levels of development costs that were not capitalizable. Software amortization expense decreased in the three and nine months ended March 31, 1996 principally due to the reduced levels of capitalized software following the $23.2 million write-off of capitalized software in the second quarter ended December 31, 1995.

     Total costs and expenses for the nine months ended March 31, 1996 included a $23.2 million non-cash charge to write off certain capitalized software. The write-off was a result of strong customer interest in the Company's newest generation product, Commander Decision, for customizable decision support applications, which substantially reduced the realizable value of the Company's older desktop products. The write-off also reflected the reduction of the estimated useful service life of the Company's products and the amortization period of its capitalized software costs, prompted by the Company's acceleration of its product development cycles in response to changes in the technological environment in the decision support applications market. See Note F of Notes to Condensed Consolidated Financial Statements.


NON-OPERATING INCOME AND EXPENSE

                                        Three Months Ended         Nine Months Ended
                                            March 31,                  March 31,
                                          -------------             --------------
                                          1996     1995             1996      1995
                                          ----------------------------------------
OTHER INCOME (EXPENSE)
    Net interest income (expense)         $265    $(126)            $178     $(467)
    Exchange gain (loss)                    31      216              (81)      173
                                          ----    -----             ----     -----
TOTAL OTHER INCOME (EXPENSE)              $296    $  90             $ 97     $(294)
                                          ====    =====             ====     =====




     Interest income net of interest expense in the three and nine months ended March 31, 1996 increased due to investment of the net proceeds received from the public offering (see Note E of Notes to Condensed Consolidated Financial Statements) and the reduced loan balances outstanding.


PROVISION FOR INCOME TAXES

     The effective income tax rate in the three and nine months ended March 31, 1996 was 33.3% and 31.0%, respectively, compared with 37.2% and 37.3% for the same periods a year ago. The lower effective tax rate for the current quarter was primarily the result of recognizing certain prior year research and development tax credits. The lower tax rate on the net loss before taxes for the nine months ended March 31, 1996 was primarily due to the lower tax benefits from the software write-off.


FOREIGN CURRENCY

     In the three and nine months ended March 31, 1996, 54% of the Company's total revenue was from outside North America compared with 54% and 55% in the three and nine months ended March 31, 1995. Most of the Company's international revenue is denominated in foreign currencies. The Company recognizes currency transaction gains and losses in the period of occurrence. As currency rates are constantly changing, these gains and losses can, at times, fluctuate greatly.

     During the three and nine months ended March 31, 1996 foreign currency fluctuations on revenue denominated in a foreign currency were offset by currency fluctuations on expenses denominated in a foreign currency. For the three months ended March 31, 1996 the increase in total revenue, at actual exchange rates, was $171,000 less than at comparable exchange rates. As a result of the changes in the foreign currency exchange rates, the increase in net income before taxes, at actual exchange rates, was $89,000 less than at comparable exchange rates. For the nine months ended March 31, 1996, the increase in total revenue, at actual exchange rates, was $384,000 more than at comparable exchange rates. The increase in total expenses, at actual exchange rates, was $625,000 more than at comparable exchange rates. As a result of the changes in the foreign currency exchange rates, the increase in the net loss before taxes, at actual exchange rates, was $241,000 more than at comparable exchange rates.

     The Company had several forward contracts totaling $877,000 outstanding at March 31, 1996. See Note D of Notes to Condensed Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996, cash and cash equivalents were $27.0 million, compared with cash of $1.4 million at June 30, 1995. The increase in cash and cash equivalents was principally attributable to the $25.2 million in net proceeds received from the public offering completed during the second quarter ended December 31, 1995. In November 1995, the Company reduced permitted borrowings under its lines of credit by $4.0 million.

     The Company completed in the second quarter ended December 31, 1995 a public offering of 1,293,750 newly issued shares of Common Stock. The Company used approximately $5.0 million of the net proceeds from the public offering to reduce long-term debt during the second quarter ended December 31, 1995. The Company expects to use the remaining net proceeds from the offering for working capital and general corporate purposes. Pending such uses, the Company invested the net proceeds from the public offering in investment grade, short-term, interest bearing instruments.

     Net cash provided by operating activities was $10.0 million in the nine months ended March 31, 1996, compared with $17.3 million in the nine months ended March 31, 1995. The decrease in net cash provided by operating activities was principally due to the increase in accounts receivable balances, which increased primarily as a result of the growth in revenue. The positive cash flow generated in the nine months ended March 31, 1996 and 1995 was principally due to net income, excluding the non-cash write-off of software.

     Net cash used in investing activities was $7.6 million in the nine months ended March 31, 1996, compared with $10.6 million in the nine months ended March 31, 1995. The decrease in net cash used in investing activities was primarily due to a decrease in the amount of capitalized internally developed software costs, discussed previously, partially offset by an increase in property and equipment purchases. At March 31, 1996, the Company did not have any material capital expenditure commitments.

     Working capital as of March 31, 1996 was $27.3 million, compared with a negative $2.2 million as of June 30, 1995. The $29.5 million increase from June 30, 1995 to March 31, 1996 was primarily due to the increase in cash and cash equivalents, resulting from the public offering. Deferred revenue as of March 31, 1996 was $19.1 million. Deferred revenue principally relates to prepaid maintenance contracts.

     Total assets were $98.8 million at March 31, 1996, compared with total assets of $79.3 million at June 30, 1995. The primary contributing factors to the increase from June 30, 1995 to March 31, 1996 were the increases in cash and cash equivalents and accounts receivable offset by the decrease in computer software (net of long-term deferred income taxes), which decreased as a result of the write-off of capitalized software.

     The Company believes that the combination of present cash balances, future operating cash flows and amounts available under credit facilities will be sufficient to meet the Company's currently anticipated cash requirements for at least the next twelve months.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a.) The exhibit included herewith is set forth on the Index to Exhibits.

             (b.)  Reports on Form 8-K.

                   There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  MAY 14, 1996                       COMSHARE, INCORPORATED
                                               (Registrant)



                                          /s/ Kathryn A. Jehle
                                          --------------------
                                          Kathryn A. Jehle
                                          Senior Vice President,
                                          Chief Financial Officer,
                                          Treasurer and Assistant Secretary

                               INDEX TO EXHIBITS



EXHIBIT NO.                 DESCRIPTION
- -----------                 -----------

  27                        Financial Data Schedule.