Form 10-K
period 1996-06-30
COMSHARE INC
filed 1996-09-30
CIK 201513

                                  FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                          ACT OF 1934 (FEE REQUIRED)
                   FOR THE FISCAL YEAR ENDED JUNE 30, 1996

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

   Securities registered pursuant to Section 12(g) of the Act:   Common Stock $1.00 Par Value
                                                                 Rights to Purchase Preferred Shares

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES [X]     NO  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of August 30, 1996 based on $14.75 per share, the last sale price for the Common Stock on such date as reported on the NASDAQ National Market System, was approximately $132,413,000.

As of August 30, 1996 the Registrant had 9,704,621 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Document                                          Part of Form 10-K Report
Portions of Proxy Statement for the                into which it is incorporated
1996 Annual Meeting of Shareholders                              III
("The 1996 Proxy Statement")

                    (THIS PAGE IS INTENTIONALLY LEFT BLANK)

                                     PART 1
ITEM 1. BUSINESS

This Business section contains forward looking statements that involve uncertainties. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to those discussed below, particularly in "Business - Uncertainties Relating to Forward Looking Statements."


GENERAL

Comshare, Incorporated and its subsidiaries (collectively referred to as "Comshare" or the "Company") develop, market and support client/server decision support applications software designed to improve business analysis, planning, reporting and decision making. The Company's software products enable the enterprise-wide integration and transformation of data into business-critical information and provide customers with robust multidimensional analysis capabilities. More specifically, the Company focuses on delivering complete decision support solutions by targeting specific industry markets and by providing implementation, consulting, training and support services in these markets. Such complete decision support solutions permit the implementation and adoption of the Company's software applications throughout an enterprise, thus enabling end-users to make better and faster decisions. Comshare offers several decision support applications designed for use by customers in any industry, as well as decision support applications targeted to meet the specific needs of the retail and consumer packaged goods ("CPG") industries.


BUSINESS STRATEGY

The Company's objective is to be the leading provider of client/server decision support applications software in its target markets. The Company's strategy includes the following key elements:

1. A product strategy of offering complete decision support solutions, either through customizable or packaged applications, targeted at specific industry needs. The Company's software products address the full range of a customer's information access and analysis needs from data extraction to end-user desktop access. Packaged applications are designed to satisfy the specific decision support needs of an industry, such as retail or CPG, or the functional needs of a number of industries. The Company intends to expand the range of packaged applications within its targeted vertical markets and to add new vertical markets in the future.

2. A product development strategy which uses a common technology platform, Comshare Application Architecture, developed in fiscal 1996, for new products. Commander Decision is the Comshare Application Architecture currently in use. Through the use of this common technology platform, the Company expects to be able to develop new packaged applications more quickly, leveraging the underlying technology capabilities of Commander Decision. In addition, the use of a common technology platform permits the addition of new software tools and technological advances to all products developed using the Comshare Application Architecture at the same time.

3. A product design strategy which capitalizes on innovative internally-developed technology and third-party software tools offering the latest technological advances. The Company believes the use of third-party tools allows it to focus product development efforts on differentiating applications and developing innovative technology, while offering products which include the latest technological advances and reducing product development risk and time to market.

4. A marketing strategy designed to leverage the Company's current customer base through sales of additional or new products to existing clients and the extension into other departments or functional areas of existing clients, and to leverage the Company's established direct and indirect international sales distribution network in 40 countries. By utilizing its extensive worldwide sales network, the Company can address the global needs of its international customers for decision support applications software and provide the implementation, consulting, training and support services required.

5. A service and support strategy of offering superior implementation, consulting, training and support to the Company's customers.


The foregoing statements regarding the Company's product expansion, design, development and market strategy contain "forward looking statements" within the meaning of the Securities Exchange Act of 1934. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to, those described below and under "Business - Uncertainties Relating to Forward Looking Statements".


PRODUCTS

The Company offers several decision support applications designed for use by customers in any industry, as well as decision support applications targeted to meet the specific needs of the retail and consumer packaged goods industries. In line with the Company's strategy of focusing on vertical industries, the sales force and implementation services group are organized by vertical market within each major geographic market.

Comshare's software products are generally licensed to end-user customers under non-exclusive, non-transferable perpetual license agreements. Software license fees for the Company's decision support software applications vary widely depending upon the product, platform and number of users supported. Add-on features and products are available for additional fees. The initial amount paid by customers purchasing decision support applications typically covers the software license fee and product maintenance for the first year of the license. Customers may continue product maintenance thereafter for an annual fee normally ranging from 15% to 20% of the software license fee.


GENERAL INDUSTRY APPLICATIONS

The general industry sales force services all customers outside of the retail and CPG industries and sells the Company's products designed for use by customers in any industry. These products include Commander Decision and budgeting and financial reporting applications.


Customizable DSS Applications

Comshare's flagship product is Commander Decision, the latest generation customizable decision support product for client/server systems, which follows a long line of Executive Information Systems ("EIS") products offered by the Company. Comshare was among the first software companies to successfully introduce EIS products to the market. Today, Comshare is the industry leader in the EIS market, based upon reports prepared by International Data Corporation, an independent market research company, which ranks EIS software companies by revenues.

Commander Decision is a customizable decision support ("DSS") application designed to provide information to a wide range of business users for planning, analysis, reporting and decision-making. Typical applications include customer and product profitability analysis, sales reporting and analysis, business unit profitability analysis, critical success factor reporting and key performance indicator monitoring. The Company designed Commander Decision so that it can be customized by the Company's consultants, third parties or the customers themselves to meet specific customer requirements.

Commander Decision capitalizes on the increased use of multidimensional analysis by business professionals to solve business problems. Using multidimensional analysis, business professionals view information in a manner which is consistent with their perception of the underlying business. For example, for a business organized along geographic lines and product lines, a business professional is able to view this data across multiple time periods. Commander Decision facilitates these and other multidimensional analyses by permitting end-users to structure business data across the multiple dimensions of importance to these users.

Commander Decision includes a full suite of client/server software necessary to deliver enterprise-wide decision support applications. Commander Decision is designed using the latest 32-bit Microsoft technology, and supports NT and O/S2 on the server and Windows 95 and Windows NT on the client/desktop.


The Commander Decision server software includes:

      Data Integrator. A powerful back-end which gathers, consolidates, interprets, cleanses and reshapes data from multiple, disparate data sources, including spreadsheets, relational database management systems ("RDBMS"), data warehouses, legacy systems and other data repositories.

      Essbase. A multidimensional database software developed by Arbor Software Corporation ("Arbor"), which provides a comprehensive on-line analytical processing ("OLAP") solution that stores and summarizes data, and supports concurrent multi-user read-write for multidimensional analysis.

      Decision Access Module ("DecAM"). Comshare's internally-developed technology which is the backbone of Commander Decision. DecAM facilitates fast-response sorting of large volumes of data by reducing the size of the Essbase database and increasing the speed of computation-intensive functions, such as sorting and ad hoc calculations, by processing the calculations on the server.

Commander Decision provides information to the end-user through Decision Desktop, a front-end which presents business information in five ways: graphically, with charts; geographically, with an integrated mapping system; visually, with color-coded exception reporting; analytically, with ad hoc queries and calculations; and with Comshare's data mining capabilities. By pointing and clicking, end-users are able to easily and quickly query the information, drill down for more detail, change dimensions and extract data for further analysis. End-users alternatively may select Microsoft Excel or Lotus 1-2-3 front-ends which provide spreadsheet capability.


Budgeting and Financial Reporting Applications

Comshare offers two packaged applications for budgeting: Commander BudgetPlus and Commander Budget. Commander BudgetPlus, commercially available at the end of fiscal 1996, is a client/server based application offering full multi-dimensional budgeting functionality. By using the Comshare Application Architecture, Commander BudgetPlus offers all the functionality available in Commander Decision, in addition to specific budgeting capabilities.

As an integrated budgeting, analysis, and reporting application, Commander BudgetPlus is designed to improve productivity, shorten budget cycles and enhance the quality and usability of an enterprise's budgeting information. Commander BudgetPlus has built in data collection mechanisms that integrate with Lotus and Excel spreadsheets, and load enterprise data from other systems. Commander BudgetPlus also offers salary planning and asset planning capabilities. Commander BudgetPlus's OLAP database and processing engine, Essbase, allows the end-users to define enterprise wide calculations, allocations and adjustments to the budget data. The use of the Comshare Application Architecture provides a powerful information delivery and analysis mechanism for data mining, exception reporting and enterprise-wide information distribution.

Commander Budget, an earlier packaged budgeting application, is a distributed application which allows managers throughout an organization to prepare budgets using Microsoft Excel or Lotus 1-2-3 front-ends and enables an organization's central financial group to easily consolidate the budgets. Commander Budget is fully integrated with Comshare's consolidation and financial reporting application, Commander FDC.

Commander FDC is a packaged statutory consolidation and financial reporting application which collects and consolidates financial data from different general ledgers, spreadsheets, and other sources within a multi-division or multi-location company and produces consolidated financial reports for management, public and statutory reporting. Commander FDC performs currency translation, handles intercompany eliminations and account reclassifications and is readily adaptable to the changing reporting needs of the end-user.

Commander FDC and Commander Budget consist of data extraction tools, a central database and a choice of front ends. Their data extraction tools collect, integrate, summarize and filter data from multiple, disparate data sources. Commander FDC and Commander Budget, when used together, share a Btrieve database that permits the integration of consolidated historical and budgetary financial data, giving the end-user the option of a fully-integrated financial management system. Commander FDC and Commander Budget are offered with Microsoft Excel or Lotus 1-2-3. Customers may separately purchase Execu-View Finance, which allows users point-and-click access to interactively browse, report, graph and analyze information generated by Commander FDC and Commander Budget.


Other

Comshare continues to support Commander OLAP, the client/server predecessor to Commander Decision, and earlier LAN-based EIS products. The Company also sells and supports System W and IFPS decision support products for use on mainframe and UNIX-based computers. Customers use System W and IFPS for applications similar to those performed with Commander Decision and Commander OLAP, although the multidimensional database resides on the mainframe, rather than on the server. Because market demand has shifted towards client/server technology, the mainframe-related portions of Comshare's general industry business have declined significantly in recent years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


RETAIL DECISION SUPPORT APPLICATIONS

The Company offers retailers a suite of decision support software, sold under the ARTHUR brand name, specifically tailored to their merchandise planning needs, as well as the general industry products described above.

The ARTHUR products enable retailers to plan merchandise purchases to control inventory levels, tailor their purchases to consumer preferences and market trends, and track and analyze actual sales performance. Comshare designs its ARTHUR products to improve the productivity and profitability of its retail customers and to serve as a strategic planning tool for retailers by allowing them to test merchandise plans and identify market opportunities, changing sales trends or problems.

ARTHUR Planning is a suite of software offering retailers a packaged application which enables them to create detailed merchandise plans, analyze information and test merchandise strategies before placing orders and committing resources. The product also helps buyers match merchandise assortments to their customers' requirements and the characteristics of their stores. ARTHUR Planning can be used by smaller retailers on a desktop platform or by larger retailers using ARTHUR Plan Monitor as the data repository.

ARTHUR Plan Monitor is server-based and has Arbor's Essbase as its core. It may be used in conjunction with ARTHUR Planning for larger retail applications, as described above, or as the database for multidimensional sales reporting and tracking.

ARTHUR Performance Tracking is offered on both UNIX and mainframe platforms. ARTHUR Performance Tracking and ARTHUR Plan Monitor report weekly sales information across the retailer's product lines and geographic regions in various levels of detail. They provide up-to-date merchandise performance information, giving retailers the opportunity to change merchandise plans in response to consumer preferences and market trends.

These products deliver information to the end-user through ARTHURView, which allows users point-and-click access to interactively browse, report, graph and analyze information generated by the ARTHUR products.


CONSUMER PACKAGED GOODS APPLICATIONS

The Company introduced in fiscal 1996 two packaged applications, sold under the BOOST brand name, targeted at the specific planning needs of the CPG industry:
BOOST Sales and Margin Planning and BOOST Sales Analysis. The Company's CPG-focused sales and consulting organizations offer these two new applications to the CPG industry, as well as the general industry products described above.

BOOST Sales and Margin Planning ("BOOST SMP"), commercially available in December 1995, is a cross functional planning application designed for use primarily by finance, marketing and sales managers in the CPG industry. BOOST SMP is a brand and customer planning system which integrates brand plans with sales forecasts and company margin goals, to shorten plan cycle times and improve the quality of planning. BOOST SMP uses neural nets to build strategic business plans which take into account promotional and advertising resources, new product introductions and pricing. The effects of alternative plan scenarios on product, customer, market and margins can be quickly determined.

BOOST Sales Analysis ("BOOST SA"), commercially available in June 1996, is a packaged sales tracking and analysis application. BOOST SA is designed for use by sales representatives, key account managers, business unit managers and sales executives to track sales and profits, compare actual results against planned targets, and monitor growth trends and product contributions. BOOST SA leads end-users through an intuitive interface comprised of a series of questions and answers to easily navigate through the database for the most relevant information. The question and answer interface reflects the best thinking of CPG industry consultants, manufacturers, and academics. BOOST SA is also "data independent", unlike applications from data information providers, which means that BOOST SA can integrate and analyze a company's internal and external data.


SERVICES AND SUPPORT

The Company offers implementation, consulting, training, pre-sales and post-sales technical support and maintenance to complement its software product offerings. Comshare supports its product offerings with customer support from its teams of industry and product decision support specialists and its worldwide agent/distributor network.


IMPLEMENTATION AND CONSULTING SERVICES

Implementation and consulting services are offered in all of the Company's decision support software markets, and are organized by industry and/or product decision support expertise. These services include application design and modification, installation assistance, implementation and troubleshooting support. Comshare complements its services through partnership arrangements with value added consultants who complete a certification process. Certification is a distinction given to recognize consultants qualified in the use of Comshare applications and products. The certification process is also designed to help Comshare's customers receive quality service and support, training, project oversight and service monitoring. Comshare certified value added consultants include Andersen Consulting, Legacy Technology and Technium in the U.S.; A.G. Solutions, Ltd. in the U.K.; Cap Gemini Sogeti and Valoris in France and Kurt Salmon Associates in the U.K. and Germany.

SOFTWARE MAINTENANCE AND SUPPORT

The Company provides customer telephone helpline support staffed with experienced professionals. Customers under maintenance receive product enhancements and updates, bug fixing and access to Comshare's CompuServe forum. Initial product license fees typically include the first year of maintenance support. Thereafter, maintenance customers pay an annual maintenance fee, which is typically 15 to 20 percent of the software license fee.


CUSTOMER EDUCATION AND TRAINING

Comshare offers an education and training program to customers and third party consultants. Training classes are provided by the Company at customer sites, at its local sales offices and at its central training centers in Ann Arbor, Michigan and London, England. The Company's training program is designed for end-users and system support staff and includes a variety of training classes covering software applications functional use, system administration and tools.


CUSTOMERS

Comshare has implemented its client/server and mainframe decision support applications software, and is currently providing maintenance, at more than 3,000 corporate and public sector customer sites in over 40 countries. Comshare's diversified customer base includes many Fortune 1000 and Financial Times 1000 industrial companies as well as large and mid-sized companies in the communications, financial services, health care, retail and transportation industries, and many governmental and other public sector organizations.


SALES AND MARKETING

Comshare products and services are sold on a worldwide basis by a direct sales operation and by an extensive worldwide agent/distributor network. Both of these complementary distribution channels leverage the Company's industry and application expertise and offer pre-sales and post-sales implementation, consulting, and customer support and services.

The Company sells and markets its software products and services in the United States, Canada, United Kingdom, France and Germany through a direct sales organization. Direct sales operations are organized geographically, and within a geographic region, are organized by industry.

The Company has an extensive agent/distributor network covering 36 countries not directly served by the Company. The Company has selected established software application vendors or systems integration firms to act as agents and distributors to market, implement and support Comshare products in their respective geographic areas. Comshare derived 19% of its total revenue in fiscal 1996 from the Company's agent/distributor network.

To generate sales, the Company conducts comprehensive marketing programs which include direct mail, public relations, advertising, seminars, trade shows and on-going customer communication programs. The sales cycle begins with the generation of a sales lead or request for proposal from a prospect. After a lead is qualified, the Company's sales force analyzes the potential customer's decision support needs and makes one or more presentations to the potential customer. After obtaining a preliminary commitment, the Company often develops customized demonstrations to illustrate how the Company's products will satisfy a customer's specific needs. The sales cycle varies in length from customer to customer, but typically requires three to six months or more.


RESEARCH AND PRODUCT DEVELOPMENT

The Company's product development strategies are: (1) to expand the range of its application-specific products by repackaging these products into unique versions for specific vertical industries; (2) to develop new application-specific products for specific vertical industries; (3) to differentiate its applications with innovative technology; and (4) to incorporate into its applications tools offering the latest technology which have either been acquired from third-parties or developed internally.

To support its application strategy, the Company developed a common architectural platform during fiscal year 1996, known as Comshare Application Architecture ("CAA"). This architecture is a three-tiered design that includes a database tier, an application server tier, and a client-side presentation tier with standard interfaces which allow changes in one tier without affecting the other tiers. The CAA offers several benefits for future product development. First, new applications can be developed using the CAA allowing the Company to leverage existing technology. Second, the CAA gives the Company the ability to support multiple platforms in its database and client tiers. Third, CAA will also enable the Company to implement innovative, differentiating features in the application server tier, which will benefit all applications developed based on CAA. Fourth, CAA will allow the Company to integrate its application products for the benefit of customers who buy multiple Comshare applications.

The Company has increasingly incorporated third-party tools into its products in order to focus its internal product development efforts on applications, and reduce product development risk and time to market. Commander Decision, which is the Comshare Application Architecture, employs third-party OLAP technology in its database tier and multiple third-party objects in its presentation tier, e.g., a third-party charting object, a third-party data grid object, a third-party geographic mapping object, and a third party Visual Basic scripting language.

At June 30, 1996 the Company had 147 product development specialists located in Ann Arbor, Michigan and Leicester, England. These development specialists are organized to support the development strategy previously described, including teams of developers specifically focused on developing and supplying the technologies for building applications across existing and future vertical markets. These specialists develop new products and product enhancements based upon ongoing surveillance of customer needs, competitive threats, technology trends, opportunities for innovation, and the guidance of the Company's strategic plan.

During the fiscal years ended June 30, 1996, 1995 and 1994 worldwide internal research and development expenses were (in thousands):


                                             1996      1995     1994
                                            -------   -------  -------
Internal research and product development   $15,977   $16,180  $19,293
As a % of total revenue                        13.4%     14.9%    20.0%

Internal research and product development expenses in fiscal 1996 were flat compared with fiscal 1995 primarily due to the Company's increased utilization of software tools developed by third parties, the royalty fees for which are classified as cost of revenue and support. The reduction in internal development expenses in fiscal 1995 compared with the prior year reflected cost savings as a result of staff reductions made at the end of fiscal 1994.

The foregoing statements regarding the Company's product development efforts contain "forward looking statements" within the meaning of the Securities Exchange Act of 1934. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to, those described below and under "Business - Uncertainties Relating to Forward Looking Statements".

The markets for the Company's products are characterized by rapid technological advances, evolving industry standards, changes in customer requirements and frequent introductions and enhancements of competitive products. The Company's success and future financial performance will depend on its ability to anticipate these changes as they occur and to enhance its existing products and develop new products in a timely and cost-effective manner which keeps pace with these changes. There can be no assurance that the Company will be able to successfully accomplish future technological or product transitions, that the Company will not experience significant delays in developing new products or enhancements required to accomplish such transitions, or that the Company will have sufficient financial resources available to it to finance such efforts. There can be no assurance as to the impact that any such transition would have on the Company's revenue or profitability. In addition, there can be no assurance that the Company's new products and enhancements will adequately address the changing needs of the marketplace and achieve market acceptance or that developments by others will not render the Company's products obsolete or noncompetitive.


INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

The Company's success is dependent on its proprietary technology. The Company does not hold any material patents and seeks to protect its technology primarily through trademarks, copyrights, employee and third-party non-disclosure agreements and trade secret laws, which afford only limited protection.

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

The Company has registered certain of its trademarks and copyrights. The Company is the owner of various trademarks, including ARTHUR(TM), BOOST(TM), Commander(TM) Budget, Commander(TM) BudgetPlus, Commander(TM) Decision, Commander(TM) EIS, Commander(TM) Execu-View Server, Commander(TM) FDC and Commander(TM) NewsAlert. The Company's software bears appropriate copyright notices.

The laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. In addition, certain provisions of the Company's contracts prohibiting unauthorized reproduction may be unenforceable under the laws of certain foreign countries. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology or development by others of similar or superior technology. Although the Company believes that its products and technology do not infringe on any existing proprietary rights of others, there can be no assurance that third parties will not assert infringement claims in the future or that any such claims will not require the Company to enter into license arrangements or result in litigation, regardless of the merits of such claims. No assurance can be given that any necessary licenses will be available or that, if available, such licenses can be obtained on commercially reasonable terms. Should litigation with respect to any such claims commence, such litigation could be extremely expensive and time-consuming.


LICENSED TECHNOLOGIES

The Company licenses certain software programs and tools from third parties and incorporates them into the Company's products. Generally, these licenses are non-exclusive worldwide licenses providing for varying royalty payments and expiration dates. The Company believes that the inclusion of third-party software programs and tools in its products reduces product development risk and time to market.

Examples of third-party software tools that the Company incorporates into its products include Arbor's Essbase, Btrieve Technology, Inc.'s Btrieve database, Microsoft Excel and Strategic Mapping, Inc.'s Atlas View SDK and Right Information Systems. The Company is substantially dependent upon Essbase, which is an integral part of the Comshare Application Architecture, and the Company's Commander Decision, ARTHUR Planning and Plan Monitor, Commander BudgetPlus, BOOST Sales and Margin Planning and BOOST Sales Analysis products and certain planned new products. The Company's worldwide license for Essbase expires December 31, 2001. The license may also be terminated in the event of an uncured material breach. Arbor and the Company disagree about certain definitions in the license agreement related to the calculation of royalties and are currently in the process of defining the procedure and legal and accounting issues that will be resolved through arbitration.

Essbase is the OLAP technology which provides the critical multidimensional functionality for Commander Decision and is an integral component of certain of the Company's applications. If there is any significant change in the competitiveness of Essbase, loss of the Company's rights to Essbase, or any change impacting the availability of Essbase, the Company could be required to undertake an expensive and time-consuming revision of its products to operate on the competitive product or technology.


COMPETITION

The markets for Comshare's software products are highly competitive and characterized by continued change and rapid technological advancements. In general, the Company competes principally on the basis of: (1) software application utility, which includes the extent to which its product offerings meet specific end-user markets and needs; (2) functionality, which includes the breadth and depth of features and functions and ease-of-use; (3) service and support, which includes the range and quality of technical support, training and consulting services; (4) vendor reputation; (5) product architecture, which includes distributed computing capability, and ease of customization and integration with other applications; and (6) product pricing in relation to performance. The Company believes it competes favorably with respect to these factors.

The client/server applications software market, including the market for decision support software, is intensely competitive, highly fragmented and subject to rapid change and evolving industry standards. Because the Company offers multiple products, the Company competes with a variety of other companies depending on the target market for their applications software products. The Company competes primarily with Oracle Corporation, which purchased Express software from Information Resources, Inc.; Information Resources, Inc., which retained rights to Express software for certain applications; Hyperion Software Corporation; Cognizant, a spin-off company of the Dun and Bradstreet Corporation, which purchased Pilot Software; and certain other smaller software vendors. In the retail and CPG decision support applications markets, the Company also competes with a few software vendors who have specific planning and sales tracking applications.

The Company also competes with a variety of additional software companies, third-party professional service organizations that develop custom software and with internal information technology departments which develop decision support solutions. Among The Company's current and potential competitors are also a number of large software companies, including developers of spreadsheets, RDBMSs, data warehouses, database query and reporting tools, transaction processing-based applications and OLAP technologies, that may elect to increase the decision support capabilities of their current products or that may develop or acquire products that compete with the Company's products. In addition, recent acquisitions and adoptions of OLAP technologies by various software vendors may result in increased competition in the Company's markets.
Increased competition could result in price reductions, reduced operating margins and loss of market share. In addition, many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of products than can the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors.


INTERNATIONAL OPERATIONS

The Company derived 53%, 55% and 55% of its total revenue from outside North America in fiscal 1996, 1995 and 1994, respectively, and expects that revenue generated outside North America will continue to represent a significant portion of the Company's total revenue. This international business is subject to various risks inherent in international activities, including the impact on the Company's operations of, and the burdens of complying with, a wide variety of laws, regulations, rules and policies of local foreign governments, such as those relating to currency controls, hiring and termination of employees, import restrictions and the protection of proprietary rights.

The Company's international operations also expose the Company to constantly fluctuating currency rates. Currency fluctuations have in the past adversely affected, and may in the future adversely affect, the Company's reported revenue, expenses and shareholders' equity. The Company's international sales are primarily denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies may have the effect of reducing the Company's reported revenue and profits from international sales denominated in such currencies. Currency exchange rate fluctuations can also result in gains and losses from foreign currency exchange transactions. The Company at various times has entered into forward exchange contracts to hedge exposures related to foreign currency exchange transactions. Because the Company only selectively hedges against certain large transactions that present the most exposure to exchange rate fluctuations, the Company's results of operations will continue to be impacted by fluctuations in foreign currency exchange rates, which at times could be material. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 of Notes to Consolidated Financial Statements.


EMPLOYEES

Comshare employed 695 full-time employees as of June 30, 1996; including 254 in sales and marketing, 151 in consulting and implementation services, 147 in research and product development, and 143 in customer support and administration. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced any work stoppages. The Company considers its relations with its employees to be good.


MISCELLANEOUS

Compliance with federal, state and local laws and ordinances that regulate the discharge of materials into the environment has not had, and is not expected to have, a material effect upon the capital expenditures, earnings or competitive position of Comshare.


UNCERTAINTIES RELATING TO FORWARD LOOKING STATEMENTS

"Item 1. Business" and other parts of this Form 10-K contain "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to, those discussed in this section and in "Business Strategy", "Research and Product Development", "Intellectual Property and Proprietary Rights", "Licensed Technologies", "Competition" and "International Operations" above.

The Company's future results could be affected by the demand for Company's products and services; the size, timing and recognition of revenue from significant orders; increased competition; the Company's success in and expense associated with developing, introducing and shipping new products, particularly in markets not previously served by the Company; the ability of the Company to successfully implement its business strategy of developing and licensing client/server decision support applications software designed to address specific industry markets; new product introductions and announcements by the Company's competitors; changes in Company strategy; product life cycles; the cost and continued availability of third party software and technology incorporated into the Company's products; the impact of rapid technological advances, evolving industry standards and changes in customer requirements; the impact of recent transitional changes in North American and international management and sales personnel; the impact of the investigation into violations of the Company's revenue recognition policies on the Company's ongoing operations; cancellations of maintenance and support agreements; software defects; changes in operating expenses; fluctuations in foreign exchange rates; and economic conditions generally or in specific industry segments. In addition, a significant portion of the Company's revenue in any quarter is typically derived from non-recurring license fees, a substantial portion of which is booked in the last month of a quarter. Since the purchase of the Company's products is relatively discretionary and generally involves a significant commitment of capital, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled. Further, the Company's expense levels are based, in part, on its expectations as to future revenue and a significant portion of the Company's expenses do not vary with revenue. As a result, if revenue is below expectations, results of operations are likely to be materially adversely affected.

ITEM 2. PROPERTIES

Comshare leases sales offices and general office space in 20 major cities throughout the United States, Canada, Europe and Australia. Comshare's primary leased locations are identified in the following table:


            Approximate                               Lease
            Area in        Principal                  Expiration
Location    Square Feet    Activity                   Date
- --------    -----------    --------                   ----
                           Headquarters,
                           Administration, Sales,
                           Marketing, Research
Ann Arbor,                 and Product Development
Michigan      67,200       and Customer Support       February 2005*

                           Administration, Sales,
London,                    Marketing and
England       52,115       Implementation Services    December 2007

* Option to cancel February 2000.



ITEM 3. LEGAL PROCEEDINGS

Between August 9, 1996 and September 5, 1996, following the Company's announcement of certain violations of the Company's revenue recognition policies described under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Revenue," four separate shareholder class action suits were filed in the United States District Court for the Eastern District of Michigan against the Company and certain of its officers and directors on behalf of shareholders who had purchased the Company's common stock between April 17, 1996 and August 6, 1996. These actions, which contain substantially similar claims, allege that the plaintiffs sustained losses as a result of the defendants' alleged untrue statements of material facts and alleged omissions to state material facts necessary in order to make the statements made not misleading. The complaints seek unspecified damages and costs. The Company intends to vigorously contest the plaintiffs' claims.




ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

The Company's common stock is traded on The Nasdaq Stock Market under the symbol "CSRE".

The following table sets forth, for the periods indicated, the high and low per share closing sales prices for the Company's common stock as reported on The Nasdaq Stock Market. All amounts in the following table have been adjusted to reflect the three-for-two stock split effective in the second quarter of fiscal 1996.


                                                  MARKET PRICES
                      FISCAL YEAR               ----------------
                     ENDING JUNE 30              HIGH      LOW
                     --------------             -------  -------
             1994    First Quarter               $ 7.33   $ 3.83
                     Second Quarter                7.83     6.33
                     Third Quarter                 8.50     6.00
                     Fourth Quarter                9.33     6.17

             1995    First Quarter                 8.50     6.00
                     Second Quarter                9.83     7.17
                     Third Quarter                11.50     8.83
                     Fourth Quarter               14.33    10.00

             1996    First Quarter                21.58    13.50
                     Second Quarter               25.67    17.33
                     Third Quarter                27.25    20.00
                     Fourth Quarter               31.50    20.25

             1997    First Quarter               $32.00   $10.75
                     (through August 31, 1996)



At August 30, 1996, there were approximately 1,200 holders of record of the Company's common stock.


                                DIVIDEND POLICY

The Company has not paid dividends on its common stock since incorporation. It is the Company's present policy to retain earnings for use in the Company's business. Accordingly, the Company does not anticipate that cash dividends will be paid in the foreseeable future. Certain of the Company's credit agreements contain covenants which prohibit the payment of cash dividends on the common stock. See Note 3 of the Notes to Consolidated Financial Statements regarding restrictions on the payment of dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION

The selected financial data for the five fiscal years ended June 30, 1996 are derived from the audited Consolidated Financial Statements of the Company. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes included elsewhere in this annual report on Form 10-K.


                                                               FISCAL YEAR ENDED JUNE 30,
                                                      ---------------------------------------------
                                                       1996     1995      1994      1993      1992
                                                       ----     ----      ----      ----      ----
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
- ------------------------------------------
Revenue                                             $118,984   $108,358  $ 96,626  $105,194   $119,174
Income from operations
  before unusual and
  restructuring charges                                6,375      8,850     3,991       218      2,180
Income (loss) from operations                        (16,792)     2,485     1,648    (1,271)   (13,122)
Net income (loss)                                     (9,891)     5,328       222    (1,763)   (11,133)
  Per share                                         $  (1.09)  $   0.63  $   0.03  $  (0.22)  $  (1.40)
Average shares
  (thousands)                                          9,048      8,398     8,234     7,978      7,965


                                                                           JUNE 30,
                                                     -------------------------------------------------
                                                      1996        1995      1994      1993       1992
                                                      ----        ----      ----      ----       ----
                                                                      (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
- --------------------------------
Cash & cash equivalents                             $ 27,468   $  1,398  $  1,774  $  2,593   $  3,810
Total assets                                          98,238     79,310    88,944    92,582    107,963
Long-term debt                                         1,913      5,436    15,354    16,058     17,146
Total shareholders' equity                          $ 48,664   $ 32,548  $ 26,506  $ 26,161   $ 29,953



ADDITIONAL DATA:
- -------------------------------
Number of employees at year-end                          695        686       729       862        999



NOTES: (1) The income (loss) from operations for the fiscal years ended June
           30, 1996, 1995, 1994, 1993 and 1992 includes restructuring and unusual charges of $23,167,000, $6,365,000, $2,343,000, $1,489,000 and $15,302,000, respectively. See Note 2 of the Notes to Consolidated Financial Statements for information regarding restructuring and unusual charges.

       (2) The fiscal year ended June 30, 1996 included a $1,200,000 tax benefit which related to the settlement of certain tax issues and the amendment of certain tax returns to claim credits which had previously not been claimed.

       (3) The fiscal year ended June 30, 1995 included a $4,100,000 tax benefit related to the recognition of prior years net operating losses and tax credits, as well as tax reserves released.

       (4) The fiscal year ended June 30, 1994 included a $1,100,000 gain from the sale of undeveloped land.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


The following table sets forth for the periods indicated, certain financial data as a percentage of total revenue:



                                                                As a Percent of Total Revenue
                                                                         Year Ended
                                                                           June 30,
                                                                           --------
                                                               1996          1995         1994
                                                               ----          ----         ----
     REVENUE
      Software licenses                                        48.5%         45.5%       39.2%
      Software maintenance                                     31.2          33.8        43.1
      Implementation, consulting and
         other services                                        20.3          20.7        17.7
                                                              -----         -----       -----
     TOTAL REVENUE                                            100.0         100.0       100.0

     COSTS AND EXPENSES
      Selling and marketing                                    43.2          41.8        48.1
      Cost of revenue and support                              26.7          22.9        18.3
      Internal research and product development                13.4          14.9        20.0
      Internally capitalized software                          (5.2)        (10.8)      (13.7)
      Software amortization                                     5.5          12.2        13.0
      General and administrative                               11.0          10.8        10.2
      Unusual charge                                           19.5           5.9           -
      Restructuring related costs                                 -             -         2.4
                                                              -----         -----       -----
     TOTAL COSTS AND EXPENSES                                 114.1          97.7        98.3

     INCOME (LOSS) FROM OPERATIONS                            (14.1)          2.3         1.7

     Interest and other income (expense)                        0.4          (0.2)       (0.5)
                                                              -----         -----        ----

     INCOME (LOSS) BEFORE INCOME TAXES                        (13.7)          2.1         1.2

     Provision (benefit) for income taxes                      (5.4)         (2.8)        1.0
                                                              -----         -----        ----

     NET INCOME (LOSS)                                         (8.3)%         4.9%        0.2%
                                                              =====         =====        ====

REVENUE


                                                               PERCENT       YEAR         PERCENT
                                            YEAR ENDED         CHANGE        ENDED        CHANGE
                                             JUNE 30,         1996 OVER     JUNE 30,     1995 OVER
                                          1996      1995        1995         1994          1994
                                        --------  --------   ----------     --------     ---------
REVENUE
  Software licenses                     $ 57,715  $ 49,294     17.1%        $ 37,871       30.2%
  Software maintenance                    37,095    36,649      1.2           41,625      (12.0)
  Implementation and consulting services  24,174    22,415      7.8           17,130       30.9
                                        --------  --------                  --------
TOTAL REVENUE                           $118,984  $108,358      9.8%        $ 96,626       12.1%
                                        ========  ========                  ========

Total revenue increased 9.8% in fiscal 1996 compared with fiscal 1995 primarily due to the growth in client/server software license and maintenance revenue. This growth in fiscal 1996 was negatively impacted due to violations of the Company's revenue recognition policies that occurred in the Company's international business as described below. Total revenue increased 12.1% in fiscal 1995 compared with fiscal 1994 principally due to the increase in client/server software license revenue, which reflected the release of the Company's new products during fiscal 1995 and the last half of fiscal 1994.


SOFTWARE LICENSE REVENUE

Software license revenue increased 17.1% in fiscal 1996 compared with fiscal 1995. This growth in software license revenue primarily reflected the strong demand for the Company's EIS products, which include Commander Decision and Commander OLAP, its predecessor. In the EIS market, software license revenue grew 27.5% in fiscal 1996 compared with the prior year. In fiscal 1996, software license revenue was flat for the Company's financial reporting and retail decision support products principally due to the transitional changes experienced as a result of reorganizing the sales and marketing organizations and aligning them by specific industry markets.

In connection with the Company's fiscal 1996 year end audit, the Company discovered side letters setting forth conditions to certain foreign orders in violation of the Company's revenue recognition policies. No violations were found in U.S. orders. The growth in software license revenue in fiscal 1996 for all the Company's products was negatively impacted by these violations, although it is difficult to estimate what license growth would have been in fiscal 1996 without the violation of Company policies. The full impact on fiscal 1996 income (loss) before taxes from orders requiring non-recognition or reversal was approximately $6.9 million, which includes amounts for prior quarters and years. These prior period adjustments are not material to the quarter or year to which they relate, and prior period results have not been restated. Corrective actions have been taken including management changes, personnel terminations and other disciplinary actions and the establishment of new order procedures.

In fiscal 1995, total software license revenue increased 30.2% as compared with fiscal 1994. Software license revenue increased in all three decision support market areas. In the EIS market, software license revenue grew 25.7% compared with the prior year principally due to the March 1994 release of Commander OLAP, the Company's client/server EIS product. In the financial reporting applications market area software license revenue increased 39.5% compared with fiscal 1994, principally due to the release of Windows versions of Commander FDC and Commander Budget. In the retail decision support applications market area, software license revenue in fiscal 1995 increased 40.9% compared with fiscal 1994, primarily as a result of new client/server releases of ARTHUR Planning and ARTHUR Plan Monitor.


SOFTWARE MAINTENANCE REVENUE

Software maintenance revenue increased 1.2% in fiscal 1996 compared to fiscal 1995 principally as a result of client/server maintenance revenue growth of 29.4%. Client/server software maintenance revenue in fiscal 1996 represented 72% of total software maintenance revenue. Mainframe software maintenance revenue decreased 34.2% in fiscal 1996 compared to fiscal 1995, primarily due to mainframe maintenance cancellations and continued 21 customer migration to client/server platforms. Mainframe software maintenance revenue is expected to continue to decline.

Software maintenance revenue decreased 12.0% in fiscal 1995 compared with fiscal 1994, mainly due to the decline in software maintenance revenue from mainframe products. Mainframe software maintenance revenue decreased 25.2% in fiscal 1995 compared with fiscal 1994, principally due to the conversion of certain agents to distributors, the impact of maintenance cancellations and price discounts on multi-year agreements. Client/server software maintenance revenue increased 6.3% in fiscal 1995 compared with fiscal 1994 due to the growth in client/server software licenses, partially offset by the conversion of certain agents to distributors. The conversion of certain agents to distributors impacted the comparability of software maintenance revenue in fiscal 1995 and fiscal 1994. When an agent converts to a distributor, sales are made directly to the distributor rather than the end-user, and the distributor assumes the obligation of providing maintenance. In addition, the revenue from distributors is recognized net of fees (which fees are approximately the same as agent fees, but unlike agent fees, are not recorded as selling expenses), and revenue from agents is recognized before deducting their fees. As a result, the conversion of agents to distributors reduced reported software maintenance revenue in fiscal 1995, without a material impact on operating profits. In addition, in fiscal 1994, software maintenance revenue benefited from the nonrecurring release of approximately $1.6 million of deferred software maintenance revenue related to the conversion of the Company's Belgium and Holland sales operations to an independent agency and to the conversion of certain of the Company's agents to distributors. Included in fiscal 1994 operating expenses was approximately $0.9 million of costs associated with the recording of this software maintenance revenue.


IMPLEMENTATION AND CONSULTING SERVICES REVENUE

Implementation, consulting and other service revenue increased in fiscal 1996 and fiscal 1995 due to increased demand for such services resulting from the growth in client/server software license revenue, primarily in the EIS market area.


COSTS AND EXPENSES

                                                                        PERCENT                   PERCENT
                                                     YEAR ENDED         CHANGE     YEAR ENDED     CHANGE
                                                      JUNE 30,         1996 OVER    JUNE 30,     1995 OVER
                                                   1996      1995        1995         1994         1994
                                                   ----      ----      -------     ----------    ---------
COSTS AND EXPENSES:
  Selling and marketing                         $ 51,354   $ 45,283      13.4%      $ 46,457       (2.5)%
  Cost of revenue and support                     31,814     24,799      28.3         17,670       40.3
  Internal research and product development       15,977     16,180      (1.3)        19,293      (16.1)
  Internally capitalized software                 (6,153)   (11,667)    (47.3)       (13,193)     (11.6)
  Software amortization                            6,535     13,250     (50.7)        12,517        5.9
  General and administrative                      13,082     11,663      12.2          9,891       17.9
                                                --------   --------                 --------
      Total costs and expenses before            112,609     99,508      13.2         92,635        7.4
      unusual charge and restructuring
      charges
Unusual charge                                    23,167      6,365         *              -          *
Restructuring related charges                          -          -         -          2,343          *
                                                 -------   --------                 --------
TOTAL COSTS AND EXPENSES                        $135,776   $105,873      28.2%      $ 94,978       11.5%
                                                ========   ========                 ========

* % not meaningful.

Total operating expenses increased 28.2% in fiscal 1996 compared with the same period last year, primarily as a result of the $23.2 million non-cash charge to write off capitalized software. Excluding the software write-off charges, total operating expenses increased 13.2% in fiscal 1996 compared with fiscal 1995, in support of total revenue growth of 9.8%. The operating profit margin, excluding the software write-off charges, decreased to 5.4% in fiscal 1996 compared with 8.2% in fiscal 1995. The revenue recognition violations negatively impacted expected revenue which was the basis for fiscal 1996 spending, and, as a result, the operating margin was affected. Total operating expenses, excluding restructuring and unusual charges, in fiscal 1995 increased 7.4% compared with fiscal 1994 in support of total revenue growth of 12.1%.
The operating profit margin, excluding the restructuring and unusual charges, for fiscal year ended June 30, 1995 was 8.2% compared with 4.1% for fiscal 1994.

Selling and marketing expense increased 13.4% in fiscal 1996 compared to fiscal 1995 primarily due to increased employee-related expenses, including travel and compensation costs, and agency fees, incurred in support of the growth in total software license revenue. Selling and marketing expense decreased 2.5% in fiscal 1995 compared with fiscal 1994, principally due to a $5.4 million reduction in agent fees as a result of the conversion of certain agents to distributors. Partially offsetting this decline was a $3.8 million increase in direct selling and marketing expenses during fiscal 1995 to support the increased revenue base.

Cost of revenue and support expense increased 28.3% in fiscal 1996 and 40.3% in fiscal 1995 principally due to increased royalty fees payable to Arbor Software Corporation as a result of increased software license revenue from certain Comshare products which use Arbor's Essbase, and higher employee-related costs and outside consulting fees related to the growth in implementation and consulting services revenue.

Internal research and product development expense in fiscal 1996 was relatively flat compared with fiscal 1995 due to the size of the development staff remaining relatively unchanged since July 1994 and the increased use of third party software tools in Comshare products, the royalty fees for which are classified as cost of revenue and support. Internal research and product development expense in fiscal 1995 decreased 16.1% compared with fiscal 1994, primarily due to staff reductions made at the end of fiscal 1994. These reductions principally reflected the Company's development strategy which included the increased utilization of technology developed by third parties to shorten development cycles, minimize investment in software tools and accelerate time to market.

General and administrative expense was flat in fiscal 1996 compared with the same period last year, after excluding the provisions for approximately $900,000 of professional service fees associated with the investigation into violations of the Company's revenue recognition policies, $760,000 reserved in connection with the termination of the Company's vacated office facility in London, England and $600,000 gain on sale of the Company's Australian business. In June 1996, the Company sold its Australian business for approximately $798,000. At the same time, Comshare entered into a distribution agreement with the purchaser of the Australian business to market, sell, implement and provide maintenance and support of Comshare products in the Australian territories. General and administrative expense increased 6.4% in fiscal 1995, compared with fiscal 1994, after excluding the $1.1 million gain on the sale of undeveloped land which was included in general and administrative expense in fiscal 1994. General and administrative employee expenses related to relocation, travel and incentives contributed to the increase in fiscal 1995.

Total costs and expenses for the fiscal year ended June 30, 1996 included a $23.2 million non-cash charge to write off certain capitalized software. The write-off was a result of strong customer interest in the Company's newest generation product, Commander Decision, for customizable decision support applications, which substantially reduced the realizable value of the Company's older desktop products. The write-off also reflected the reduction of the estimated useful service life of the Company's products and the amortization period of its capitalized software costs, prompted by the Company's acceleration of its product development cycles in response to changes in the technological environment in the decision support applications market. An unusual charge of $6.4 million was recorded in fiscal 1995, due to the non-cash write-off of capitalized software associated with the Company's mainframe products. The write-off was the result of the Company's fiscal 1996 product plans to focus primarily on desktop and client/server software and the decreased industry emphasis on mainframe decision support software products.
In addition, the Company implemented a marketing strategy to migrate its existing clients using mature mainframe products to its new client/server products. The above factors would reduce the future revenue from mainframe software, and as a result the Company wrote-off the remaining capitalized mainframe software. See Note 2 of Notes to Consolidated Financial Statements.



OTHER INCOME AND EXPENSE

                                                YEAR ENDED JUNE 30,
                                            ---------------------------
                                             1996      1995       1994
                                             ----      ----       ----
OTHER INCOME (EXPENSE)
  Net interest income (expense)              $492     $(512)     $(489)
  Exchange gain (loss)                        (50)      307        (25)
                                             ----     -----      ------
TOTAL OTHER INCOME (EXPENSE)                 $442     $(205)     $(514)
                                             ====     =====      ======

Interest income net of interest expense increased in fiscal 1996 due to investment of the net proceeds received from the public offering of the Company's common stock closed in the second quarter ended December 31, 1995 (see Note 4 of Notes to Consolidated Financial Statements) and the reduced loan balances outstanding following the closing of the offering (see Note 3 to Consolidated Financial Statements). Interest expense in fiscal 1995 increased primarily due to the loan origination fees associated with amending and restating the domestic credit agreement with the Company's banks.

INCOME TAXES

The benefit from income taxes in fiscal 1996 was $6.5 million which included the tax benefits related to the Company's operating loss for the current year, and $1.2 million related to the settlement of certain tax issues and the amendment of certain tax returns to claim credits which had previously not been claimed. The benefit from income taxes in fiscal 1995 was $3.0 million which included the release of tax valuation reserves of $2.5 million related to tax credits. This release was attributable to the significant improvement in the Company's profitability in fiscal 1995, which allowed the realization of a significant portion of these credits. In addition, settlements with tax authorities regarding certain outstanding issues allowed the Company to release tax reserves of $1.6 million previously established against these exposures. Net tax assets remaining are projected by the Company to be utilized before expiration. A comparative analysis of the factors influencing the effective income tax rate is presented in Note 8 of the Notes to Consolidated Financial Statements.


FOREIGN CURRENCY

In fiscal 1996, 1995, and 1994, 53.1%, 55.3% and 55.3% of the Company's total revenue was from outside North America. Most of the Company's international revenue is denominated in foreign currencies. Comshare recognizes currency transaction gains and losses in the period of occurrence. As currency rates are constantly changing, these gains and losses can, at times, fluctuate greatly. The Company had an exchange loss of $50,000 in fiscal 1996, compared with an exchange gain of $307,000 in fiscal 1995. The exchange gain in fiscal 1995 was attributable to the strengthening of the Deutsche mark and French franc against the British pound.

Foreign currency fluctuations in fiscal 1996 and 1995 impacted operating income as currency fluctuations on revenue denominated in a foreign currency were offset by currency fluctuations on expenses denominated in a foreign currency. In fiscal 1996, the increase in total revenue, at actual exchange rates, was $216,000 less than at comparable exchange rates. The increase in total expenses in fiscal 1996, at actual exchange rates, was $34,000 more than at comparable exchange rates. As a result of the changes in the foreign currency exchange rates, the increase in the net loss before taxes in fiscal 1996, at actual exchange rates, was $250,000 more than at comparable exchange rates. In fiscal 1995, the increase in total revenue at actual exchange rates was $3.6 million more than at comparable exchange rates. The increase in total expenses in fiscal 1995 at actual exchange rates was $3.3 million more than at comparable exchange rates. As a result of the changes in the foreign currency exchange rates, the increase in net income before taxes in fiscal 1995, at actual exchange rates, was $300,000 more than at comparable exchange rates.

The Company at various times denominates borrowings in foreign currencies and enters into forward exchange contracts to hedge exposures related to foreign currency transactions. The Company does not use any other types of derivatives to hedge such exposures nor does it speculate in foreign currency. In general, the Company only uses forward exchange contracts to hedge against large selective transactions that present the most exposure to exchange rate fluctuations. At June 30, 1996 and June 30, 1995 the Company had forward contracts totaling $5.7 million and $2.2 million, respectively.

Inflation did not have a material impact on the Company's revenue or income from operations in fiscal 1996, 1995 or 1994.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, cash and cash equivalents were $27.5 million, compared with cash of $1.4 million at June 30, 1995. The increase in cash and cash equivalents was principally attributable to the $25.2 million in net proceeds received from the public offering of the Company's common stock closed in the second quarter ended December 31, 1995. The Company used approximately $5.0 million of the net proceeds from the public offering to reduce long term debt during the second quarter ended December 31, 1995. The Company expects to use the remaining net proceeds from the offering for working capital and general corporate purposes. Pending such uses, the Company invested the net proceeds from the public offering in investment grade, short-term, interest bearing instruments.

Net cash provided by operating activities was $13.0 million in fiscal 1996, compared with $23.3 million in fiscal 1995. The decrease in net cash provided by operating activities was partially due to the lower amount of development costs that were capitalized, and partially due to non-cash tax benefits and higher working capital. The positive cash flow generated in fiscal 1996 was principally due to net income, excluding the non-cash write-off of software.

Net cash used in investing activities was $9.9 million in fiscal 1996, compared with $14.1 million in fiscal 1995. The decrease in net cash used in investing activities was primarily due to a decrease in the amount of capitalized internally developed software costs, discussed previously, partially offset by an increase in property and equipment purchases. At June 30, 1996, the Company did not have any material capital expenditure commitments. In fiscal 1997, property and equipment purchases and additions to internally developed software are expected to continue at levels similar to those of fiscal 1996.

Working capital as of June 30, 1996 was $24.6 million, compared with a negative $2.2 million as of June 30, 1995. The $26.8 million increase from June 30, 1995 to June 30, 1996 was primarily due to the increase in cash and cash equivalents resulting from the public offering. Deferred revenue as of June 30, 1996 was $18.4 million, compared with $18.6 million as of June 30, 1995. Deferred revenue principally relates to prepaid maintenance contracts.

Total assets were $98.2 million at June 30, 1996, compared with total assets of $79.3 million at June 30, 1995. The primary contributing factors to the increase from June 30, 1995 to June 30, 1996 were the increases in cash and cash equivalents and accounts receivable offset by the decrease in computer software (net of long-term deferred income taxes), which decreased as a result of the write-off of capitalized software.

The Company has a $10.0 million amended and restated, domestic, unsecured credit agreement with its banks which matures on October 31, 1997. The amended and restated credit agreement contains covenants regarding among other things, working capital, leverage, net worth and payment of dividends. Under the terms of the agreement, the Company is not permitted to pay dividends on its common stock. Permitted borrowings under the credit agreement are based on a percentage of worldwide eligible accounts receivable. At June 30, 1996, permitted borrowings under the agreement totaled $10.0 million. There were no borrowings outstanding under this agreement at June 30, 1996. In November 1995, the Company reduced permitted borrowings under the agreement from $14.0 million to $10.0 million. At June 30, 1996 interest was at the Eurodollar rate (5-1/2% at June 30, 1996) plus applicable margin, which varies between 1-1/2% and 2-1/2% (1-1/2% at June 30, 1996).

In addition, certain of the Company's European subsidiaries have local currency credit agreements or overdraft facilities with banks totaling $4.3 million at June 30, 1996. The Company had outstanding borrowings of $1.9 million at June 30, 1996. The credit agreements expire on October 1, 1997. The interest rates generally vary with the banks' base rate. Most of such borrowings are guaranteed by the Company.

The Company believes that the combination of present cash balances, future operating cash flows and amounts available under credit facilities will be sufficient to meet the Company's currently anticipated cash requirements for at least the next twelve months.

ITEM 8. FINANCIAL STATEMENTS

The financial statements and schedule filed herewith are set forth on the Index to Consolidated Financial Statements and Schedule on page 25 and are incorporated herein by reference.




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.




                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the Company's 1996 Proxy Statement under the captions "Election of Directors" and "Further Information-Executive Officers."



ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's 1996 Proxy Statement under the caption "Executive Compensation."



ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item is incorporated herein by reference to the Company's 1996 Proxy Statement under the captions "Further
Information-Principal Shareholders" and "Further Information-Stock Ownership of Management."



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Information required by this Item is incorporated herein by reference to the Company's 1996 Proxy Statement under the captions "Certain Relationships and Related Transactions."

                                    PART IV


ITEM 14.    EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES,
            AND REPORTS ON FORM 8-K


  (a) The following documents are filed as part of this Report:

      1. Consolidated Financial Statements:
         The Financial Statements filed with this report are listed in the Index to Consolidated Financial Statements and Schedule which appears on page 25.

      2. Consolidated Financial Statement Schedule:
         The Financial Statement Schedule filed with this report is listed in the Index to Consolidated Financial Statements and Schedule which appears on page 25.

      3. The exhibits filed with this report are listed in the Exhibit Index which appears on page 45. The following are the Company's management contracts and compensatory plans and arrangements which are required to be filed as exhibits to this Form 10-K:



EXHIBIT NO.                              DESCRIPTION

10.01 Benefit Adjustment Plan of Comshare, Incorporated, effective June 1, 1986, as amended - incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1993.

10.02 Comshare, Incorporated 1988 Stock Option Plan, as amended - incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1990 and Exhibit 10.22 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1994.

10.03 Amended and Restated Profit Sharing Plan of Comshare, Incorporated, effective as of October 1, 1995 - incorporated by reference to Exhibit
       4.1 to the Registrant's Form S-8 Registration Statement No. 33-65109.

10.04 Employee Stock Ownership Plan of Comshare, Incorporated, effective June 28, 1985, as amended - incorporated by reference to Exhibit 10.06 to the Registrant's Form 10-K for the fiscal year ended June 30, 1994.

10.05 Rules of the Comshare Retirement and Death Benefits Plan for employees of the United Kingdom, effective January 1, 1991, as amended - incorporated by reference to Exhibit 10.27 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1993.

10.06 Interim Trust Deed establishing the Comshare Money Purchase Plan for employees of the United Kingdom, effective March 1, 1994 - incorporated by reference to Exhibit 10.08 to the Registrant's Form 10-K for the fiscal year ended June 30, 1994.

10.07 Employment and NonCompetition Agreement between Comshare, Incorporated and T. Wallace Wrathall, effective as of April 1, 1994 - incorporated by reference to Exhibit 10.23 to the Registrant's Form 10-Q Report for the quarter ended December 31, 1994.


10.08 Amended and Restated Employee Agreement between Comshare, Incorporated and Richard L. Crandall effective July 1, 1994, as amended - incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-K for the fiscal year ended June 30, 1994.

10.09 Non-Competition Agreement between Comshare, Incorporated and Richard L. Crandall - incorporated by reference to Exhibit 10.11 of the Registrant's Form 10-K for the fiscal year ended June 30, 1994. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2).

10.10 Letter Agreement from Comshare, Incorporated to Kathryn A. Jehle regarding terms of employment dated April 18, 1994 - incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-K for the fiscal year ended June 30, 1994.

10.11 Severance and Consulting Agreement, dated May 29, 1996, between Comshare, Incorporated and Donald J. Walker.

10.12 Description of Incentive Arrangements for certain executive officers for fiscal years 1994 and 1995 - 2000.

10.13 Trust Agreement under the Benefit Adjustment Plan of Comshare, Incorporated, effective April 25, 1988, as amended - incorporated by reference to Exhibit 10.31 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1993.

10.14 Trust Agreement between Comshare, Incorporated and Vanguard Fiduciary for maintaining the Profit Sharing Plan of Comshare, Incorporated effective March 31, 1992, as amended - incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-K for the fiscal year ended June 30, 1994.

10.15 1994 Executive Stock Purchase Program of Comshare, Incorporated - incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1994.

10.16 Employee Stock Purchase Plan of Comshare, Incorporated - incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1994.

10.17 1994 Directors Stock Option Plan of Comshare, Incorporated - incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1994.



(b) Reports on Form 8-K.
      There were no reports on Form 8-K filed during the quarter ended June 30, 1996.

                             COMSHARE, INCORPORATED

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                              FINANCIAL STATEMENTS



                                                                  PAGE
                                                                  ----

Report of Independent Public Accountants                           26

Consolidated Statement of Operations for
  the Fiscal Years Ended June 30, 1996, 1995 and 1994              27

Consolidated Balance Sheet as of June 30, 1996 and 1995         28-29

Consolidated Statement of Cash Flows for the
  Fiscal Years Ended June 30, 1996, 1995 and 1994                  30

Consolidated Statement of Shareholders' Equity
  for the Fiscal Years Ended June 30, 1996, 1995 and 1994          31

Notes to Consolidated Financial Statements                      32-42



                                    SCHEDULE

II. Consolidated Schedule of Valuation and Qualifying Accounts     43

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Comshare, Incorporated:

We have audited the accompanying consolidated balance sheet of COMSHARE, INCORPORATED (a Michigan corporation) and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Comshare, Incorporated and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

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



                                                ARTHUR ANDERSEN LLP

Detroit, Michigan,
August 30, 1996
(except with respect to
the matters discussed in
Notes 4 and 12, as to
which the dates are
September 16 and 5, 1996,
respectively).

COMSHARE, INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                      FISCAL YEAR ENDED JUNE 30,
                                                    --------------------------------
                                                      1996        1995        1994
                                                      ----        ----        ----
REVENUE
   Software licenses                               $ 57,715    $ 49,294    $ 37,871
   Software maintenance                              37,095      36,649      41,625
   Implementation, consulting and other services     24,174      22,415      17,130
                                                   --------    --------    --------
TOTAL REVENUE                                       118,984     108,358      96,626

COSTS AND EXPENSES
   Selling and marketing                             51,354      45,283      46,457
   Cost of revenue and support                       31,814      24,799      17,670
   Internal research and product development         15,977      16,180      19,293
   Internally capitalized software                   (6,153)    (11,667)    (13,193)
   Software amortization                              6,535      13,250      12,517
   General and administrative                        13,082      11,663       9,891
   Unusual charge                                    23,167       6,365           -
   Restructuring related costs                            -          -        2,343
                                                   --------    --------     -------
TOTAL COSTS AND EXPENSES                            135,776     105,873      94,978
                                                   --------    --------     -------

INCOME (LOSS) FROM OPERATIONS                       (16,792)      2,485       1,648

OTHER INCOME (EXPENSE)
   Interest income (expense)                            492        (512)       (489)
   Exchange gain (loss)                                 (50)        307         (25)
                                                   --------    --------     -------
TOTAL OTHER INCOME (EXPENSE)                            442        (205)       (514)
                                                   --------    --------     -------

INCOME (LOSS) BEFORE TAXES                          (16,350)      2,280       1,134

PROVISION (BENEFIT) FOR INCOME TAXES                 (6,459)     (3,048)        912
                                                   --------    --------     -------

NET INCOME (LOSS)                                  $ (9,891)   $  5,328     $   222
                                                   ========    ========     =======

Weighted average number of common and
   dilutive common equivalent shares                  9,048       8,398       8,234
                                                   ========    ========     =======

NET INCOME (LOSS) PER COMMON SHARE                 $  (1.09)    $  0.63     $  0.03
                                                   ========    ========     =======





         The accompanying notes are an integral part of this statement.

COMSHARE, INCORPORATED
CONSOLIDATED BALANCE SHEET
(DOLLARS IN THOUSANDS)




                                                                AS OF JUNE 30,
                                                               -----------------
                                                                1996       1995
                                                               ------    -------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                 $ 27,468    $ 1,398
   Accounts receivable, less allowance for
     doubtful accounts of $1,411 as of June 30, 1996
     and $887 as of June 30, 1995                              34,853     29,531
   Deferred income taxes                                          758        783
   Prepaid expenses                                             5,733      4,098
                                                             --------    -------
       Total current assets                                    68,812     35,810


PROPERTY AND EQUIPMENT, at cost
   Computers and other equipment                               24,946     24,023
   Leasehold improvements                                       2,999      3,053
                                                             --------    -------
                                                               27,945     27,076
   Less - Accumulated depreciation                             23,426     23,663
                                                             --------    -------
   Property and equipment, net                                  4,519      3,413

COMPUTER SOFTWARE, net of accumulated
   amortization of $3,423 as of June 30, 1996
   and $32,677 as of June 30, 1995                              9,064     32,676

GOODWILL, net of accumulated
   amortization of $1,684 as of June 30, 1996
   and $1,751 as of June 30, 1995                               1,947      2,246

DEFERRED INCOME TAXES                                           7,940          -

OTHER ASSETS                                                    5,956      5,165
                                                             --------    -------

                                                             $ 98,238    $79,310
                                                             ========    =======





         The accompanying notes are an integral part of this statement.

COMSHARE, INCORPORATED
CONSOLIDATED BALANCE SHEET
(DOLLARS IN THOUSANDS)



                                                             AS OF JUNE 30,
                                                             --------------
                                                           1996         1995
                                                           ----         ----
   LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES
      Accounts payable                                   $17,934      $11,342
      Accrued liabilities -
         Payroll                                           3,394        3,467
         Taxes, other than income taxes                    1,971        1,486
         Other                                             1,391        1,465
                                                         -------      -------
            Total accrued liabilities                      6,756        6,418

      Income taxes                                         1,200        1,602
      Deferred revenue                                    18,364       18,599
                                                         -------      -------
         Total current liabilities                        44,254       37,961

   LONG-TERM DEBT                                          1,913        5,436

   DEFERRED INCOME TAXES                                     -            275

   OTHER LIABILITIES                                       3,407        3,090

   SHAREHOLDERS' EQUITY
      Capital stock:
        Preferred stock, no par value;
        authorized 5,000,000 shares;
        none issued                                            -            -
      Common stock, $1.00 par value;
        authorized 20,000,000 shares;
        outstanding 9,691,443 shares as of June 30, 1996
        and 8,221,234 shares as of June 30, 1995           9,691        8,221
      Capital contributed in excess of par                38,132       13,199
      Retained earnings                                    5,239       15,500
      Currency translation adjustments                    (3,586)      (3,239)
                                                         -------      -------
                                                          49,476       33,681
      Less - Notes receivable                                812        1,133
                                                         -------      -------
           Total shareholders' equity                     48,664       32,548
                                                         -------      -------
                                                         $98,238      $79,310
                                                         =======      =======



         The accompanying notes are an integral part of this statement.

COMSHARE, INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                             FISCAL YEAR ENDED JUNE 30,
                                                           -------------------------------
                                                              1996      1995        1994
                                                           ---------  ---------  ---------
OPERATING ACTIVITIES
NET INCOME (LOSS)                                         $  (9,891)  $  5,328   $    222
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
   Depreciation and amortization                              8,904     15,873     15,893
   Write-off of capitalized software                         23,167      6,365          -
   Gain on sale of business property                           (600)         -     (1,102)
   Provision for losses on accounts receivable                  578       (119)       140
   Loss on sale of property and equipment                        26         28          3
   Changes in operating assets and liabilities:
     Accounts receivable                                     (6,257)     2,675        585
     Prepaid expenses and other assets                       (1,726)        77        964
     Accounts payable                                         6,686       (469)    (1,083)
     Accrued liabilities                                         58       (337)       853
     Deferred revenue                                           (19)    (1,489)    (3,875)
     Deferred income taxes                                   (8,238)    (4,645)       732
     Other liabilities                                          338         42        301
                                                          ---------   --------   --------
     Net cash provided by operating activities               13,026     23,329     13,633

INVESTING ACTIVITIES
   Additions to computer software                            (6,207)   (11,667)   (13,187)
   Payments for property and equipment                       (3,220)    (1,207)    (1,199)
   Proceeds from sale of business property                      798          -      3,376
   Other                                                     (1,272)    (1,227)    (1,382)
                                                          ---------   --------   --------
     Net cash used in investing activities                   (9,901)   (14,101)   (12,392)

FINANCING ACTIVITIES
   Net repayments under notes payable                             -        (33)       (40)
   Net repayments under long-term debt                       (3,394)   (10,044)    (2,046)
   Stock options exercised                                      474        248         74
   Issuance of common stock                                  25,148          -          -
   Other                                                        730        202        (42)
                                                          ---------   --------   --------
     Net cash provided by (used in) financing activities     22,958     (9,627)    (2,054)

EFFECT OF EXCHANGE RATE CHANGES                                 (13)        23         (6)
                                                          ---------   --------   --------
NET INCREASE (DECREASE) IN CASH                              26,070       (376)      (819)

BALANCE AT BEGINNING OF YEAR                                  1,398      1,774      2,593
                                                          ---------   --------   --------
BALANCE AT END OF YEAR                                    $  27,468   $  1,398   $  1,774
                                                          =========   ========   ========

SUPPLEMENTAL DISCLOSURES:
- --------------------------
   Cash paid for interest                                 $     371   $    690   $    624
                                                          =========   ========   ========
   Cash paid for income taxes                             $   1,869   $    558   $    481
                                                          =========   ========   ========



         The accompanying notes are an integral part of this statement.

COMSHARE, INCORPORATED
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)


                                               FISCAL YEAR ENDED JUNE 30,
                                               -------------------------------
                                                  1996       1995       1994
                                               ---------  ---------  ---------
 COMMON STOCK
    Balance beginning of year                  $   8,221  $   8,037  $   8,019
    Employee Stock Purchase Plan                      26         22          -
    1994 Executive Stock Purchase Program              -        104          -
    Retirement of shares                             (16)        (2)         -
    Sale of common stock in a public offering      1,294          -          -
    Stock options exercised                          166         60         18
                                               ---------  ---------  ---------
    Balance end of year                            9,691      8,221      8,037
                                               ---------  ---------  ---------

 CAPITAL CONTRIBUTED IN EXCESS OF PAR
    Balance beginning of year                     13,199     11,982     11,926
    Employee Stock Purchase Plan                     384        155          -
    1994 Executive Stock Purchase Program              -        855          -
    Retirement of shares                             (62)        (3)         -
    Sale of common stock in a public offering     23,854          -          -
    Stock options exercised                          757        210         54
    Tax benefits related to stock options              -          -          2
                                               ---------  ---------  ---------
    Balance end of year                           38,132     13,199     11,982
                                               ---------  ---------  ---------

 RETAINED EARNINGS
    Balance beginning of year                     15,500     10,190      9,968
    Net income (loss)                             (9,891)     5,328        222
    Retirement of shares                            (370)       (18)         -
                                               ---------  ---------  ---------
    Balance end of year                            5,239     15,500     10,190
                                               ---------  ---------  ---------

 CURRENCY TRANSLATION ADJUSTMENTS
    Balance beginning of year                     (3,239)    (3,504)    (3,553)
    Translation adjustments                         (347)       265         49
                                               ---------  ---------  ---------
    Balance end of year                           (3,586)    (3,239)    (3,504)
                                               ---------  ---------  ---------

 LESS - NOTES RECEIVABLE
    Balance beginning of year                      1,133        199        199
    1994 Executive Stock Purchase Program           (122)       934          -
    Employee Stock Ownership Plan                   (199)         -          -
                                               ---------  ---------  ---------
    Balance end of year                              812      1,133        199
                                               ---------  ---------  ---------
      Total shareholders' equity               $  48,664  $  32,548  $  26,506
                                               =========  =========  =========





         The accompanying notes are an integral part of this statement.

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY. Comshare, Incorporated (the "Company") develops, markets and supports client/server decision support applications software designed for business analysis, planning, reporting and decision making. The Company also provides services such as maintenance, training, consulting and support services. Comshare is currently providing maintenance at more than 3,000 corporate and public sector customer sites. The Company markets its products through a direct sales force in the United States, Canada, United Kingdom, France and Germany and has an extensive agent/distributor network in 36 other countries. The Company was incorporated in Michigan in February 1966 and commenced operations on that date.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All material intercompany accounts and transactions have been eliminated.

REVENUE. The Company's revenue consists of software license, software maintenance and implementation, consulting and other service revenue. Software license revenue, including sales to distributors, is recognized when a customer contract is fully executed and the software has been shipped. Software maintenance revenue, whether bundled with product license or priced separately, is recorded as deferred revenue on the balance sheet when invoiced and is recognized over the term of the maintenance contract. Implementation, consulting and other services revenue is recognized as the services are performed.

EXPENSE CLASSIFICATION. Selling and marketing expense primarily includes employee costs, travel costs, facilities expenses, advertising and agency fees. Cost of revenue and support includes personnel and other costs related to implementation and consulting services revenue, customer support costs, direct cost of producing software and royalty expense for products licensed from others for use in the Company's product offerings. Internal research and product development includes all such expense before computer software capitalization and amortization.

FOREIGN CURRENCY TRANSLATION. All assets and liabilities of the Company's foreign operations are translated at current exchange rates and revenue and expenses are translated at monthly exchange rates. Resulting translation adjustments are reflected as a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in net income.

FINANCIAL INSTRUMENTS. The Company at various times enters into forward exchange contracts to hedge certain exposures related to identifiable foreign currency transactions that are relatively certain as to both timing and amount. Gains and losses on the forward contracts are recognized concurrently with the gains and losses from the underlying transactions. The forward exchange contracts used are classified as "held for purposes other than trading." The Company does not use any other types of derivative financial instruments to hedge such exposures, nor does it use derivatives for speculative purposes. At June 30, 1996 and 1995, the Company has forward foreign currency exchange contracts of approximately $5,746,000 and $2,250,000 (notional amounts), respectively, denominated in European currencies. The contracts outstanding at June 30, 1996 mature through July 19, 1996 and are intended to hedge various foreign currency commitments due from foreign subsidiaries and the Company's agents and distributors. Due to the short term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amount at June 30, 1996 and 1995.

CASH AND CASH EQUIVALENTS. Cash and cash equivalents includes investments in highly liquid investments with maturities of ninety days or less at the time of acquisition.

CONSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


COMPUTER SOFTWARE. The costs of developing and purchasing new software products and enhancements to existing software products are capitalized after technological feasibility is established. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic product lives and changes in software and hardware technology. Capitalized costs include capitalized interest of $0, $681,000, and $814,000 in fiscal 1996, 1995 and 1994, respectively. Beginning October 1, 1995, capitalized development costs are amortized using the straight-line method over a two-year service life (see Note 2). Previously, capitalized development costs were amortized using a rolling three year method, effectively a service life of approximately six years. The policy is reevaluated and adjusted as necessary at the end of each accounting period. On an ongoing basis, management reviews the valuation and amortization of capitalized development costs. As part of this review, the Company considers the value of future cash flows attributable to the capitalized development costs in evaluating potential impairment of the asset.

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

OTHER ASSETS. Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. This statement is required to be adopted by the Company during its fiscal year ending June 30, 1997. Although a detailed analysis has not been performed, the Company believes there would be no material impact on its financial statements, if this statement was adopted as of June 30, 1996.

INCOME TAXES. The Company accounts for estimated income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement provides for an asset and liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

EARNINGS PER SHARE. Earnings per share of common stock is based on the daily weighted average number of shares of common stock outstanding considering the dilutive effect of outstanding stock options when appropriate. See Note 4 for information regarding the stock split during the year ended June 30, 1996.

STOCK PLANS. The Company accounts for its stock option plans and Employee Stock Purchase Plan in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB 25") "Accounting for Stock Issued To Employees." Effective for the Company's fiscal year ending June 30, 1997, Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" requires that companies electing to continue to use the intrinsic value method under APB 25 make pro forma disclosure regarding the effect of the fair-value-based method of accounting as if it had been applied. Pro forma disclosure will be provided in the Company's fiscal 1997 financial statements.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results may differ from these estimates.

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


RECLASSIFICATIONS. Certain amounts in the 1994 and 1995 financial statements have been reclassified to conform with 1996 presentations.


2. RESTRUCTURING AND UNUSUAL CHARGES

During the year ended June 30, 1996, the Company recorded a $23,200,000 non-cash charge to write off certain capitalized software. The write-off resulted from the strong customer interest in Commander Decision, the Company's newest generation product for customizable decision support applications, which substantially reduced the realizable value of the Company's older Commander desktop products, and the Company's acceleration of its product development cycles in response to changes in the technological environment in the decision support application software market.

The write-off principally reflected the Company's decision to focus its sales efforts on Commander Decision, which was released in December 1995. Commander Decision was introduced at the Company's Users Conference held during the second quarter of fiscal 1996 and generated greater interest than originally anticipated by the Company. This strong customer interest, combined with the Company's decision in fiscal 1996 to offer the new Commander Decision end-user front-end to existing maintenance-paying Commander OLAP customers at no charge, was expected to result in rapid migration from Commander OLAP front-ends to the Commander Decision front-end.

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

During the year ended June 30, 1995, the Company recorded an unusual charge of $6,365,000. This charge related to the write-off of capitalized software associated with its mature mainframe products. The write-off of capitalized software associated with the Company's mainframe products was the result of industry trends and reflected the Company's strategic product plan to focus on client/server software products.

During the year ended June 30, 1994, the Company made provisions totaling $2,343,000 for management actions or plans in connection primarily with staff reductions related to its restructuring. These restructuring charges included staff reductions of approximately 50 employees and estimated savings of $4,000,000 which were achieved in fiscal 1995. At June 30, 1996, $538,000 remains to be paid for contractual obligations related to restructuring actions taken during 1994.


3. BORROWINGS

The Company has a $10,000,000 amended and restated, domestic unsecured credit agreement with its bank which matures on October 31, 1997. The amended and restated credit agreement contains covenants regarding, among other things, working capital, leverage, net worth and payment of dividends. Under the terms of the agreement, the Company is not permitted to pay dividends. Permitted borrowings are based on a percentage of worldwide eligible accounts receivable and worldwide borrowings. At June 30, 1996, the permitted borrowings available under the agreement were $10,000,000. There were no borrowings outstanding under this agreement at June 30, 1996. In November 1995, the Company reduced permitted borrowings under the agreement from $14,000,000 to $10,000,000. At June 30, 1996 interest was at the Eurodollar rate (5-1/2% at June 30, 1996) plus applicable margin (1-1/2% at June 30, 1996), which varies between 1-1/2% and 2-1/2%.

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Separately, certain of the Company's European subsidiaries entered into local currency credit agreements or overdraft facilities in various currencies with banks totaling $4,340,000. At June 30, 1996, the Company had outstanding borrowings of $1,913,000. The credit agreements expire on October 1, 1997. The interest rates generally vary with the banks' base rate. Most of such borrowings are guaranteed by the Company.


4. SHAREHOLDERS' EQUITY

The Board of Directors has the authority to issue up to 5,000,000 shares of no par value preferred stock. The shares can be issued in one or more series with full, limited or no voting powers and with such special rights, qualifications, limitations and restrictions as may be adopted by the Board of Directors.

On September 16, 1996, the Company announced that its Board of Directors has approved a Shareholder Rights Plan ("Rights Plan"). Under the Rights Plan, the Company declared a dividend of one preferred stock purchase right on each outstanding share of common stock. Under certain conditions, each right may be exercised to purchase one one-hundredth share of Series A Preferred Stock at an exercise price of $110. Of the 5,000,000 preferred shares the Company is authorized to issue, 200,000 shares have been designated Series A Preferred. The Series A Preferred has certain dividend, voting and liquidation preferences. No preferred shares have been issued. The rights may only be exercised beginning ten business days following a public announcement that a person or group acquires 15% or more of the Company's common stock (subject to certain exceptions) or beginning ten business days (or under certain circumstances a later date) following the commencement or announcement of a tender or exchange offer which would cause that result. In addition, under certain circumstances, the rights will entitle shareholders (other than the acquiror) to purchase the Company's common stock, or stock of the acquiror, at a discount to market prices. The rights, which do not have voting rights, expire on September 30, 2006. Distribution of these rights will be made to shareholders of record on September 30, 1996.

Effective November 20, 1995, upon approval of the Company's Board of Directors, Comshare declared a three-for-two stock split of the Company's common stock distributable to shareholders of record as of November 13, 1995. All share and per share data included in the consolidated financial statements and accompanying notes have been adjusted to reflect this stock split.

In December 1995, the Company completed a public offering of its common stock which involved the issuance and sale by the Company of 1,293,750 shares resulting in net proceeds to the Company of approximately $25,150,000.

The Company's senior executives are encouraged to own Comshare common stock.
To facilitate such ownership, the shareholders approved the 1994 Executive Stock Purchase Program which enables certain executives to purchase Comshare common stock at then current market prices directly from the Company via a promissory note. The promissory note cannot exceed the executive's base annual salary and is secured by the related common stock issued by the Company. The promissory note matures four years from the date of issuance. Interest is at the prime rate plus 1% and may be deferred until the promissory note matures.
A total of 300,000 shares of the Company's common stock has been reserved for issuance under the 1994 Executive Stock Purchase Program. For the year ended June 30, 1995, a total of 104,044 shares at prices ranging from $8.67 to $12.33 were issued in exchange for notes totaling $934,000. The aggregate principal balance of these promissory notes outstanding and due to the Company was $812,000 at June 30, 1996. No shares were purchased under this program during fiscal 1996.



5. STOCK OPTIONS

The Company has two stock option plans, the 1988 Stock Option Plan (the "1988 Plan") and the 1994 Directors Stock Option Plan (the "Directors Plan").

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENT - (CONTINUED)



1988 STOCK OPTION PLAN

The Company's 1988 Plan provides for the grant of both incentive stock options and non-qualified options to officers and key employees. Options under the 1988 Plan are granted at 100% of market price on the date of grant, are exercisable at the rate of 25% per year after one year from the date of grant and have a term of five years. The Board of Directors may, at its discretion, grant stock appreciation rights in connection with the grant of options, but to date has not elected to do so.

The 1988 Stock Option Plan was amended in November, 1994 to increase the number of shares of common stock authorized for grant from 900,000 shares to 1,275,000.

At June 30, 1996, the Company has reserved 1,029,284 shares of common stock for the exercise of employee stock options. The number of options outstanding and exercisable under the 1988 Plan was 702,756 and 206,068 at June 30, 1996, respectively.


1994 DIRECTORS STOCK OPTION PLAN

The 1994 Directors Stock Option Plan, approved by the shareholders in November, 1994, provides for the issuance of options to purchase up to 150,000 shares of the Company's common stock to non-employee directors of the Company. Options under the Directors Plan are granted at 100% of the market price on the date of grant, are exercisable at a rate of 25% per year after one year from the date of grant and have a term of five years.

At June 30, 1996 the Company has reserved 146,250 shares of common stock for the exercise of directors' stock options. The number of options outstanding and exercisable under the Directors Plan was 60,000 and 9,375 at June 30, 1996, respectively.


SUMMARY OF ACTIVITY

Stock option activity for the 1988 Plan and the Directors Plan is summarized below:


                                         Number               Price
                                       Of Shares             Per Share
                                       ---------             ---------

   Outstanding at June 30, 1993       1,186,140          $4.09 to $14.67
   Granted                              352,500           6.00 to   9.17
   Exercised                            (17,625)          4.09 to   4.09
   Canceled                            (713,247)          4.09 to  14.67
                                       --------

   Outstanding at June 30, 1994         807,768           4.09 to  11.17
   Granted                              268,500           7.33 to  13.00
   Exercised                            (60,698)          4.09 to   4.09
   Canceled                            (197,545)          4.09 to  11.17
                                       --------

   Outstanding at June 30, 1995         818,025           4.09 to  13.00
   Granted                              177,750          20.50 to  27.25
   Exercised                           (167,394)          4.09 to   8.75
   Canceled                             (65,625)          4.09 to  20.50
                                       --------

   Outstanding at June 30, 1996         762,756          $4.09 to $27.25
                                       ========

   Exercisable at June 30, 1996         215,443
                                       ========

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


6. EMPLOYEE STOCK PURCHASE PLAN

The Employee Stock Purchase Plan (the "ESPP") was approved by the shareholders in November, 1994. A total of 300,000 shares of the Company's common stock have been reserved for issuance under the ESPP. The ESPP allows participating employees to purchase through payroll deductions shares of the Company's common stock at 85% of the fair market value at July 1 and January 1. Substantially all employees are eligible to participate in the ESPP. Under the ESPP 26,218 and 21,834 shares were issued in fiscal 1996 and 1995, respectively.


7. BENEFIT PLANS

The Company has a profit sharing plan covering substantially all United States employees. The profit sharing plan provides for a minimum annual contribution of 2% of an employee's salary, and matching contributions based on employee 401(K) contributions. Effective October 1, 1995, the Company merged its employee stock ownership plan with the Company's profit sharing plan. The Company also has a deferred compensation plan for United States officers for the payment of benefits which would not otherwise be eligible under its tax-qualified retirement plans. The Company contributions, other than the above, are discretionary and are determined by the Board of Directors. The total contributions were $1,183,000 in 1996, $1,224,000 in 1995, and $1,007,000 in 1994.

A subsidiary in the United Kingdom maintains, through a trustee, a defined benefit pension plan for substantially all of its employees hired before January 1, 1994 and a defined contribution plan for employees hired January 1, 1994 or later. The defined contribution plan provides that participating employees contribute a minimum of 5% of their pensionable salary with the Company contributing 5%. The benefits of the defined benefit plan, which are pay related, are integrated with and supplement the benefits called for under the applicable laws of the United Kingdom.

The components of pension expense are as follows (in thousands):


                                                       1996           1995        1994
                                                     -------        --------     -------
Service cost for benefits earned during the year     $   429        $    540     $   501
Interest cost on projected benefit obligation          1,340           1,292       1,111
Actual return on assets                               (1,899)         (1,347)     (1,347)
Net amortization and deferral                            722             101         261
                                                     -------         -------     -------
Net pension expense                                  $   592        $    586     $   526
                                                     =======        ========     =======

The funded status of the pension plan is as follows
(in thousands):
                                                       1996           1995
                                                     -------        --------
Actuarial present value of benefit obligations
  Vested benefits                                    $15,742        $ 14,705
  Non-vested benefits                                      -              29
                                                     -------        --------
  Accumulated benefit obligation                      15,742          14,734
Effects of salary progression                          1,583           1,664
                                                     -------        --------
Projected benefit obligation                          17,325          16,398
Plan assets at fair value                             17,314          15,103
                                                     -------        --------


Plan assets under projected benefit obligation       $    11        $  1,295
                                                     =======        ========

Amounts not recognized in balance sheet:
  Unamortized transition obligation                  $   650        $    702
  Unamortized net (gain) loss                          1,796           2,888
                                                     -------        --------
                                                     $ 2,446        $  3,590
                                                     =======        ========

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


The actuarial present value of the projected benefit obligation was determined using a weighted average discount rate of 8.5% and an annual increase in future compensation of 6.5% for fiscal 1996 and fiscal 1995 calculations; for fiscal 1994 a weighted average discount rate of 9% and an annual rate of increase in future compensation of 7% was used to project benefit obligations. The long term weighted average rate of return on assets used was 8.5% for 1996 and 1995 and 10% for 1994.

The Company provides defined retirement benefits to the employees of the other foreign subsidiaries through various contribution plans. The amount charged to expense for these benefits was $228,000 in fiscal 1996, $142,000 in fiscal 1995 and $201,000 in fiscal 1994.


8. INCOME TAXES

A summary of income (loss) before provision (benefit) for income taxes and components of the provision (benefit) for income taxes for the years ended June 30 is as follows (in thousands):



                                                     1996      1995      1994
                                                 ---------  --------  --------
 Income (loss) before provision (benefit)
  for income taxes:
  Domestic                                       $ (12,428)  $    486  $ (2,270)
  Foreign                                          ( 3,922)     1,794     3,404
                                                 ---------   --------  --------
                                                 $ (16,350)  $  2,280  $  1,134
                                                 =========   ========  ========
 Domestic provision (benefit) for income taxes:
  Current                                        $     731   $    (15) $   (230)
  Deferred                                         ( 5,781)    (2,773)     (205)

 Foreign provision (benefit) for income taxes:
  Current                                            1,000      1,499       281
  Deferred                                          (2,409)    (1,759)    1,066
                                                 ---------    -------   -------

 Provision (benefit) for income taxes            $  (6,459)  $ (3,048) $    912
                                                 =========   ========  ========


The differences between the United States Federal statutory income tax provision (benefit) and the consolidated income tax provision (benefit) for the years ended June 30 are summarized as follows (in thousands):



                                                                  1996      1995      1994
                                                                --------  --------    -----
Federal statutory provision (benefit)                          $ (5,559)   $   775    $ 386
Non-deductible meals and entertainment                              256        109       83
State income taxes, net of federal tax benefit                      146         67       41
Increase in valuation reserve due to domestic
 and foreign losses without tax benefit and tax credits             872         42      882
Recognition of tax credits                                       (1,222)    (2,500)       -
Tax reserves provided (released)                                 (1,200)    (1,600)      65
Tax rate differences                                                 76        (51)     189
Tax credits generated                                                 -          -     (665)
Other, net                                                          172        110      (69)
                                                                -------   --------    -----
Actual income tax provision (benefit)                          $ (6,459)  $ (3,048)   $ 912
                                                                =======   ========    =====

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Deferred income taxes represent temporary differences in the recognition of certain items for income tax and financial reporting purposes. The components of the net deferred income tax asset as of June 30 are summarized as follows (in thousands):

                                      1996     1995
                                    -------  -------
Deferred income tax assets:
     Research and development        $2,810  $     -
     Tax credits                      3,097    1,602
     Depreciation and amortization      975    1,075
     Net operating loss               1,290      493
     Deferred revenue                   458      474
     Employee benefits                  901      875
     Accrued liabilities                851      409
     Other                              495      580
                                    -------  -------
                                     10,877    5,508

Valuation allowance                  (1,241)    (369)
                                    -------  -------
                                      9,636    5,139

Deferred income tax liabilities:
    Research and development              -   (3,714)
    Employee benefits                  (808)    (727)
    Other                              (130)    (190)
                                    -------  -------
                                       (938)  (4,631)
                                    -------  -------

Net deferred income tax asset       $ 8,698  $   508
                                    =======  =======


At June 30, 1996, for income tax purposes, the Company and certain of its foreign subsidiaries had available net operating loss carryforwards of
approximately $3,794,000.   If not used, these net operating loss
carryforwards, as well as the Company's general business tax credits, will expire between 1998 and 2011.

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


9. LEASES

The Company leases most of its office space and certain of its equipment. Initial lease terms vary in length; several of the leases contain renewal options. Future minimum lease payments under noncancellable operating leases are as follows (in thousands):


Fiscal Year ending June 30,
1997                         $ 4,966
1998                           4,148
1999                           3,164
2000                           2,908
2001                           1,952
After 2001                     7,006
                             -------
                             $24,144
                             =======



Total rental expense was $8,513,000 in fiscal 1996, $7,252,000 in fiscal 1995 and $7,231,000 in fiscal 1994. In August 1996, Comshare surrendered its lease of the Company's vacated London office facility to the facilities landlord. The cost to terminate the lease, approximately $2,600,000, was fully reserved for by the Company in accounts payable at June 30, 1996.

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



10. GEOGRAPHIC OPERATIONS AND SEGMENT INFORMATION

The following table summarizes selected financial information of the Company's operations by geographic location (in thousands):

                                Fiscal Year Ended June 30,
                                --------------------------
                                 1996      1995      1994
                                 ----      ----      ----
Revenue from customers:
 North America                 $ 55,782  $ 48,478  $ 43,222
 International                   63,202    59,880    53,404
                               --------  --------  --------
   Total revenue               $118,984  $108,358  $ 96,626
                               ========  ========  ========
Operating income:
 North America                 $ 15,720  $ 15,205  $ 10,082
 International                   12,438    15,392    13,938
                               --------  --------  --------

   Total operating income        28,158    30,597    24,020
Unallocated expenses, net       (44,508)  (28,317)  (22,886)
                               --------  --------  --------

Income (loss) before taxes     $(16,350) $  2,280  $  1,134
                               ========  ========  ========

Identifiable assets:
 North America                 $ 53,635  $ 16,672  $ 21,356
 International                   35,539    29,962    27,352
                               --------  --------  --------

   Total identifiable assets     89,174    46,634    48,708
Computer software                 9,064    32,676    40,236
                               --------  --------  --------

Total assets                   $ 98,238  $ 79,310  $ 88,944
                               ========  ========  ========



Unallocated expenses consist of general corporate expenses, internal research and product development expenses, interest expense and interest income. In fiscal 1996 and fiscal 1995, unallocated expenses include $23,167,000 and $6,365,000 of unusual charges related to the write-off of capitalized software.

The presentation of information on a geographical basis requires the use of estimation techniques and does not take into account the extent to which Comshare's marketing and management skills are inter-dependent.

The Company operates in one business segment: the development and marketing of computer software and related services.

No customer accounted for more than 5% of total revenues in the fiscal years ended June 30, 1996, 1995 and 1994.

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


11. QUARTERLY FINANCIAL DATA


Summarized quarterly financial data is as follows (unaudited and in thousands except per share data):

                                          INCOME                           NET
                                          (LOSS)          NET             INCOME
                                           FROM          INCOME           (LOSS)
                        REVENUE         OPERATIONS       (LOSS)          PER SHARE
                        -------         ----------       ------          ---------
1996
First Quarter          $ 28,653         $  2,628         $  1,510        $   0.17
Second Quarter           32,183          (18,979)         (12,864)          (1.48)
Third Quarter            31,534            2,759            2,038            0.20
Fourth Quarter           26,614           (3,200)            (575)          (0.06)
                       --------         --------         --------
Year ended June 30     $118,984         $(16,792)        $ (9,891)       $  (1.09)
                       ========         ========         ========
1995
First Quarter          $ 24,158         $  1,418         $    751        $   0.09
Second Quarter           27,656            2,846            1,681            0.20
Third Quarter            27,704            1,828            1,204            0.14
Fourth Quarter           28,840           (3,607)           1,692            0.20
                       --------         --------         --------
Year ended June 30     $108,358         $  2,485         $  5,328        $   0.63
                       ========         ========         ========

1994
First Quarter          $ 23,730         $    997         $    657        $   0.08
Second Quarter           23,779            1,701            1,052            0.13
Third Quarter            23,202              193               94            0.01
Fourth Quarter           25,915           (1,243)          (1,581)          (0.20)
                       --------         --------         --------
Year ended June 30     $ 96,626         $  1,648         $    222        $   0.03
                       ========         ========         ========


 During the quarter ended June 30, 1996, the Company realized a $1,200,000 tax benefit related to the settlement of certain tax issues and the amendment of certain tax returns to claim credits which had previously not been claimed.

 During the quarter ended December 31, 1995, the Company recorded a non-cash charge of $23,167,000 to write off certain capitalized software.

 During the quarter ended June 30, 1995, the Company wrote off $6,365,000 of capitalized mainframe computer software.

 The fourth quarter ended June 30, 1995, also included a $4,100,000 tax benefit related to the recognition of prior years net operating losses and tax credits as well as tax reserves released.

 During the quarter ended June 30, 1994, the Company made provisions totaling $2,343,000 for management actions or plans primarily in connection with staff reductions related to restructuring.

 During the quarter ended December 31, 1993, the Company concluded an agreement to sell undeveloped land that it owned. This resulted in a gain of approximately $1,100,000.

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


12.  LITIGATION

Between August 9, 1996 and September 5, 1996, following the Company's announcement of certain violations of the Company's revenue recognition policies, four separate shareholder class action suits were filed against the Company and certain of its officers and directors on behalf of shareholders who had purchased the Company's common stock between April 17, 1996 and August 6, 1996. These actions, which contain substantially similar claims, allege that the plaintiffs sustained losses as a result of the defendants' alleged untrue statements of material facts and alleged omissions to state material facts necessary in order to make the statements made not misleading. The complaints seek unspecified damages and costs. The Company intends to vigorously contest the plantiffs' claims.

                             COMSHARE, INCORPORATED


                                  SCHEDULE II
                             CONSOLIDATED SCHEDULE
                       OF VALUATION & QUALIFYING ACCOUNTS



                                   Balance    Charged to  Deductions                        Balance
                                  Beginning   Costs and      from     Translation           End of
          DESCRIPTION             of  Period   Expenses    Reserves   Adjustments   Other   Period
- --------------------------------  ----------  ----------  ----------  -----------  -------  -------
Allowance for doubtful accounts
For the year ended June 30:

   1996                            $   887     $   578     $   (52)    $    (2)     $   -   $ 1,411
                                   =======     =======     =======     =======      =====   =======
   1995                            $ 1,161     $  (119)    $  (173)    $    18      $   -   $   887
                                   =======     =======     =======     =======      =====   =======
   1994                            $ 1,029     $   140     $   (19)    $    11      $   -   $ 1,161
                                   =======     =======     =======     =======      =====   =======

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Comshare, Incorporated


Date: September 30, 1996               By:  /s/ Kathryn a. Jehle
      __________________                    ___________________________________
                                            Kathryn A. Jehle
                                            Senior Vice President,
                                            Chief Financial Officer,
                                            Treasurer and Assistant Secretary

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.


Signature                       Title                               Date
- ---------                       -----                               ----

/s/ T. Wallace Wrathall
- -----------------------   President, Chief Executive        September 30, 1996
T. Wallace Wrathall       Officer, and a Director           ------------------
                          (Principal Executive Officer)

/s/ Kathryn A. Jehle
- -----------------------   Senior Vice President,            September 30, 1996
Kathryn A. Jehle          Chief Financial Officer,          ------------------
                          Treasurer and Assistant Secretary
                          (Principal Financial Officer)
/s/ R. Michael Mahoney
- -----------------------   Senior Director of Finance,       September 30, 1996
R. Michael Mahoney        Chief Accounting Officer,         ------------------
                          (Principal Accounting Officer)
/s/ Richard L. Crandall
- ----------------------    Chairman of the Board             September 30, 1996
Richard L. Crandall                                         ------------------

/s/ Geoffrey B. Bloom
- ----------------------    Director                          September 30, 1996
Geoffrey B. Bloom                                           ------------------

/s/ Daniel T. Carroll
- ----------------------    Director                          September 30, 1996
Daniel T. Carroll                                           ------------------

/s/ Stanley R. Day
- ----------------------    Director                          September 30, 1996
Stanley R. Day                                              ------------------

/s/ W. John Driscoll
- ----------------------    Director                          September 30, 1996
W. John Driscoll                                            ------------------

/s/ Alan G. Merten
- ----------------------    Director                          September 30, 1996
Alan G. Merten                                              ------------------

/s/ George R. Mrkonic
- ----------------------    Director                          September 30, 1996
George R. Mrkonic                                           ------------------

/s/ John F. Rockart
- ----------------------    Director                          September 30, 1996
John F. Rockart                                             ------------------

                               INDEX TO EXHIBITS

EXHIBIT NO.                     DESCRIPTION

2.01 Asset Purchase Agreement dated March 11, 1991, and amendment to Asset Purchase Agreement dated March 22, 1991, by and between Comshare, Incorporated and Execucom Systems Corporation, and MPSI Systems Inc. relating to the sale of the operating assets and business of Execucom Systems Corporation - incorporated by reference to Exhibit 2 to the Registrant's Form 8-K Report filed April 5, 1991.

3.01  Restated Articles of Incorporation of the Registrant, as amended.

3.02  Bylaws of the Registrant, as amended - incorporated by reference to
      Exhibit 3.02 to the Registrant's 10-K Report for the fiscal year ended June 30, 1995.

4.01  Specimen form of Common Stock Certificate - incorporated by reference to
      Exhibit 4(c) to the Registrant's Form S-1 Registration Statement No. 2-29663.

4.02 Comshare, Incorporated $14,000,000 Amended and Restated Credit Agreement between Comshare, Incorporated and NBD Bank, N.A., Society Bank, Michigan, dated October 31, 1994 - incorporated by reference to Exhibit 4.09 of the Registrant's Form 10-Q Report for the quarter ended September 30, 1994.

4.03 First Amendment to Comshare, Incorporated $14,000,000 Amended and Restated Credit Agreement between Comshare, Incorporated and NBD Bank, N.A., Society Bank, Michigan dated May 19, 1995 - incorporated by reference to
      Exhibit 4.03 to the Registrant's 10-K Report for the fiscal year ended June 30, 1995.

4.04 Second Amendment to Comshare, Incorporated $14,000,000 Amended and Restated Credit Agreement between Comshare, Incorporated and NBD Bank, N.A., Society Bank, Michigan dated July 31, 1995 - incorporated by reference to Exhibit 4.04 to the Registrant's 10-K Report for the fiscal year ended June 30, 1995.

4.05 Third Amendment to Comshare, Incorporated Amended and Restated Credit Agreement between Comshare, Incorporated and NBD Bank, formerly known as NBD Bank, N.A., Michigan dated November 19, 1995 - incorporated by reference to Exhibit 4.05 to the Registrant's 10-Q Report for the quarter ended December 31, 1995.

4.06 Rights Agreement, dated as of September 16, 1996, between Comshare, Incorporated and KeyBank National Association, as Rights Agent - incorporated by reference to Exhibit 2 to the Registrant's Registration Statement on Form 8-A, filed on September 17, 1996.

4.07 Form of certificate representing Rights (included as Exhibit B to the form of Rights Agreement filed as Exhibit 4.06). Pursuant to the Rights Agreement, Rights Certificates will not be mailed until after the earlier of (i) the tenth business day (or such later date as may be determined by the Board of Directors, with the concurrence of a majority of the Continuing Directors, prior to such time as any person becomes an Acquiring Person) after the date of the commencement of, or first public announcement of the intent to commence, a tender or exchange offer by any person or group of affiliated or associated persons (other than the Company or certain entities affiliated with or associated with the Company), if, upon consummation thereof, such person or group of affiliated or associated persons would be the beneficial owner of 15% or more of such outstanding shares of common stock - incorporated by reference to Exhibit 1 to the Registrant's Registration Statement on Form 8-A, filed on September 17, 1996.

10.01 Benefit Adjustment Plan of Comshare, Incorporated, effective June 1, 1986, as amended - incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1993.

10.02 Comshare, Incorporated 1988 Stock Option Plan, as amended - incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1990 and Exhibit 10.22 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1994.

10.03 Amended and Restated Profit Sharing Plan of Comshare, Incorporated, effective as of October 1, 1995 - incorporated by reference to Exhibit
      4.1 to the Registrant's Form S-8 Registration Statement No. 33-65109.

10.04 Employee Stock Ownership Plan of Comshare, Incorporated, effective June 28, 1985, as amended - incorporated by reference to Exhibit 10.06 to the Registrant's Form 10-K for the fiscal year ended June 30, 1994.

10.05 Rules of the Comshare Retirement and Death Benefits Plan for employees of the United Kingdom, effective January 1, 1991, as amended - incorporated by reference to Exhibit 10.27 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1993.

10.06 Interim Trust Deed establishing the Comshare Money Purchase Plan for employees of the United Kingdom, effective March 1, 1994 - incorporated by reference to Exhibit 10.08 to the Registrant's Form 10-K for the fiscal year ended June 30, 1994.

10.07 Employment and NonCompetition Agreement between Comshare, Incorporated and T. Wallace Wrathall, effective as of April 1, 1994 - incorporated by reference to Exhibit 10.23 to the Registrant's Form 10-Q Report for the quarter ended December 31, 1994.

10.08 Amended and Restated Employee Agreement between Comshare, Incorporated and Richard L. Crandall effective July 1, 1994, as amended - incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-K for the fiscal year ended June 30, 1994.

10.09 Non-Competition Agreement between Comshare, Incorporated and Richard L. Crandall - incorporated by reference to Exhibit 10.11 of the Registrant's Form 10-K for the fiscal year ended June 30, 1994. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2).

10.10 Letter Agreement from Comshare, Incorporated to Kathryn A. Jehle regarding terms of employment dated April 18, 1994 - incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-K for the fiscal year ended June 30, 1994.

10.11 Severance and Consulting Agreement, dated May 29, 1996, between Comshare, Incorporated and Donald J. Walker.

10.12 Description of Incentive Arrangements for certain executive officers for fiscal years 1994 and 1995 - 2000.

10.13 Trust Agreement under the Benefit Adjustment Plan of Comshare, Incorporated, effective April 25, 1988, as amended - incorporated by reference to Exhibit 10.31 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1993.

10.14 Trust Agreement between Comshare, Incorporated and Vanguard Fiduciary for maintaining the Profit Sharing Plan of Comshare, Incorporated effective March 31, 1992, as amended - incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-K for the fiscal year ended June 30, 1994.

10.15 1994 Executive Stock Purchase Program of Comshare, Incorporated - incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1994.

10.16 Employee Stock Purchase Plan of Comshare, Incorporated - incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1994.

10.17 1994 Directors Stock Option Plan of Comshare, Incorporated - incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1994.

10.18 Lease dated September, 1994, between Comshare, Incorporated, Tenant and MGI Holding, Inc., Landlord for office space located at 555 Briarwood Circle, Ann Arbor, Michigan 48108 - incorporated by reference to Exhibit
      10.18 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1994.

10.19 Agreement between Taurusbuild Limited, Comshare and Svenska Handelsbanken related to the lease of office space for the Company's London office facility - incorporated by reference to Exhibit 10.17 of the Registrant's Form 10-K Report for the fiscal year ended June 30, 1994.

10.20 Software License Agreement by and between Arbor Software Corporation and Comshare, Incorporated dated December 23, 1993 - incorporated by reference to Exhibit 10.20 to Amendment Number 3 to the Registrant's Form 10-K Report, filed November 8, 1995, for the fiscal year ended June 30, 1995. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2).

10.21 First Amendment to License Agreement by and between Arbor Software Corporation and Comshare, Incorporated dated March 1, 1994 - incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1995. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2).


11.1  Computation of per share earnings.

21.01 Subsidiaries of the Registrant.

23.01 Consent of Independent Public Accountants.

27.00 Financial Data Schedule.


99.00 Amended and Restated Profit Sharing Plan of Comshare, Incorporated, Form 11-K Annual Report - filed pursuant to Section 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1996.