Form 10-Q
period 1996-09-30
COMSHARE INC
filed 1996-11-14
CIK 201513

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q






            X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            ---
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                    OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            ---
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from       to
                                                ------   ------
                        COMMISSION FILE NUMBER 0-4096





                             COMSHARE, INCORPORATED
             (Exact name of registrant as specified in its charter)



                         MICHIGAN                      38-1804887
              (State or other jurisdiction of       (I.R.S. Employer
              incorporation or organization)       Identification No.)


                555 BRIARWOOD CIRCLE, ANN ARBOR, MICHIGAN  48108
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
Yes  X  No
   ----   -----



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of SEPTEMBER 30, 1996.

           CLASS OF COMMON                        OUTSTANDING AT
                STOCK                           SEPTEMBER 30, 1996
           -------------------                ---------------------
             $1.00 PAR VALUE                     9,717,655 SHARES

                            COMSHARE, INCORPORATED

                                    INDEX


                                                                     Page No.

PART I - FINANCIAL INFORMATION


   ITEM 1. FINANCIAL STATEMENTS



       Condensed Consolidated Balance Sheet as of
          September 30, 1996 and June 30, 1996                           3


       Condensed Consolidated Statement of Operations for the
          Three Months Ended September 30, 1996 and 1995                 5


       Condensed Consolidated Statement of Cash Flows for the
          Three Months Ended September 30, 1996 and 1995                 6


       Notes to Condensed Consolidated Financial Statements              7


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                           9


PART II - OTHER INFORMATION


   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                             12


   SIGNATURE                                                            13


   INDEX TO EXHIBITS                                                    14

PART I. - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS


                             COMSHARE, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     (in thousands, except per share data)



                                                   September 30,    June 30,
                                                       1996           1996
                                                   -------------    ---------
ASSETS                                              (unaudited)     (audited)

CURRENT ASSETS
      Cash and cash equivalents                  $  17,884          $  27,468
      Accounts receivable, net                      31,255             34,853
      Deferred income taxes                            758                758
      Prepaid expenses and other current assets      6,245              5,733
                                                 ---------          ---------
         Total current assets                       56,142             68,812


PROPERTY AND EQUIPMENT, at cost                     29,101             27,945
      Less - accumulated depreciation               23,919             23,426
                                                 ---------          ---------
      Property and equipment, net                    5,182              4,519


COMPUTER SOFTWARE, net                               9,038              9,064

GOODWILL, net                                        1,908              1,947

DEFERRED INCOME TAXES                                7,940              7,940

OTHER ASSETS                                         6,399              5,956
                                                 ---------          ---------
                                                 $  86,609          $  98,238
                                                 =========          =========








     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     (in thousands, except per share data)





                                                   September 30,       June 30,
                                                       1996              1996
                                                   -------------      ---------
 LIABILITIES AND SHAREHOLDERS' EQUITY               (unaudited)       (audited)

   CURRENT LIABILITIES
      Accounts payable                            $  13,148            $  17,934
      Accrued liabilities                             6,157                7,956
      Deferred revenue                               17,295               18,364
                                                  ---------            ---------
           Total current liabilities                 36,600               44,254

   LONG-TERM DEBT                                     2,797                1,913
   OTHER LIABILITIES                                  3,395                3,407

   SHAREHOLDERS' EQUITY
      Capital stock:
       Preferred stock, no par value;
       authorized 5,000,000 shares;none issued            -                    -
       Common stock, $1.00 par value;
       authorized 20,000,000 shares; outstanding
       9,717,655 shares as of September 30, 1996
       and 9,691,443 shares as of June 30, 1996       9,718                9,691

      Capital contributed in excess of par           38,414               38,132
      Retained earnings                                 156                5,239
      Currency translation adjustments               (3,548)              (3,586)
                                                  ---------            ---------
                                                     44,740               49,476
      Less - Notes receivable                           923                  812
                                                  ---------            ---------
           Total shareholders' equity                43,817               48,664
                                                  ---------            ---------
                                                  $  86,609            $  98,238
                                                  =========            =========






     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (unaudited; in thousands, except per share data)

                                                                 Three Months Ended
                                                                    September 30,
                                                               ------------------------
                                                                 1996           1995
                                                               --------     -----------
REVENUE
   Software licenses                                           $  6,568        $ 13,920
   Software maintenance                                           8,777           9,015
   Implementation, consulting and other services                  4,639           5,718
                                                               --------        --------
TOTAL REVENUE                                                    19,984          28,653

COSTS AND EXPENSES
   Selling and marketing                                         13,436          12,038
   Cost of revenue and support                                    6,917           6,690
   Internal research and product development                      4,389           3,998
   Internally capitalized software                               (1,499)         (2,358)
   Software amortization                                          1,526           2,616
   General and administrative                                     2,924           3,041
                                                               --------        --------
TOTAL COSTS AND EXPENSES                                         27,693          26,025
                                                               --------        --------
INCOME (LOSS) FROM OPERATIONS                                    (7,709)          2,628

OTHER INCOME (EXPENSE)
   Interest income (expense)                                        211            (141)
   Exchange loss                                                    (96)            (89)
                                                               --------        --------
Total other income (expense)                                        115            (230)
                                                               --------        --------
INCOME (LOSS) BEFORE TAXES                                       (7,594)          2,398

Provision (benefit) for income taxes                             (2,663)            888
                                                               --------        --------
NET INCOME (LOSS)                                              $ (4,931)       $  1,510
                                                               ========        ========

WEIGHTED AVERAGE NUMBER OF COMMON
AND DILUTIVE COMMON EQUIVALENT SHARES                             9,704           8,730
                                                               ========        ========

NET INCOME (LOSS) PER COMMON SHARE                             $  (0.51)       $   0.17
                                                               ========        ========

     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (unaudited; in thousands)



                                                             Three Months Ended
                                                                September 30,
                                                            ---------------------
                                                              1996         1995
                                                            --------     --------
OPERATING ACTIVITIES
  Net income (loss)                                         $ (4,931)    $  1,510
  Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
   Depreciation and amortization                               2,087        3,198
   Changes in operating assets and liabilities:
      Accounts receivable                                      3,660       (1,396)
      Prepaid expenses and other assets                         (506)         (58)
      Accounts payable                                        (4,818)       1,403
      Accrued liabilities                                     (1,806)        (810)
      Deferred revenue                                        (1,116)         116
      Other liabilities                                          (11)         383
                                                            --------     --------
       Net cash provided by (used in) operating activities    (7,441)       4,346

INVESTING ACTIVITIES
  Additions to computer software                              (1,490)      (2,409)
  Payments for property and equipment                         (1,160)        (523)
  Other                                                         (457)        (332)
                                                            --------     --------
       Net cash used in investing activities                  (3,107)      (3,264)

FINANCING ACTIVITIES
  Net borrowings (repayments) under long-term debt               873         (737)
  Stock options exercised                                         21           74
  Other                                                           25          187
                                                            --------     --------
       Net cash provided by (used in) financing activities       919         (476)

EFFECT OF EXCHANGE RATE CHANGES                                   45           19
                                                            --------     --------
NET INCREASE (DECREASE) IN CASH                               (9,584)         625

BALANCE AT BEGINNING OF PERIOD                                27,468        1,398
                                                            --------     --------

BALANCE AT END OF PERIOD                                    $ 17,884     $  2,023
                                                            ========     =========
SUPPLEMENTAL DISCLOSURES:
 Cash paid for interest                                     $     39     $    118
                                                            ========     ========

 Cash paid for income taxes                                 $    243     $    537
                                                            ========     ========


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

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, required to present fairly its consolidated balance sheet as of September 30, 1996, the consolidated statement of operations for the three months ended September 30, 1996 and 1995 and the consolidated statement of cash flows for the three months ended September 30, 1996 and 1995.

     The results of operations for the three months ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected in future quarters or the full fiscal year. The software industry is generally characterized by seasonal trends.




NOTE B - COMPUTER SOFTWARE

     The costs of developing and purchasing new software products and enhancements to existing software products are capitalized after technological feasibility and realizability are established. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated gross product revenue, estimated economic product lives and changes in software and hardware technology. Capitalized development costs are currently amortized using the straight-line method over a two-year service life. During the three months ended September 30, 1995 capitalized development costs were amortized using the straight-line method over a four-year service life. On an ongoing basis, management reviews the valuation and amortization of capitalized development costs. As part of this review, the Company considers the value of future cash flows attributable to the capitalized development costs in evaluating potential impairment of the asset.

                             COMSHARE, INCORPORATED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




NOTE C - FINANCIAL INSTRUMENTS

     The Company at various times enters into forward exchange contracts to hedge certain exposures related to identifiable foreign currency transactions that are relatively certain as to both timing and amount. Gains and losses on the forward contracts are recognized concurrently with the gains and losses from the underlying transactions. The forward exchange contracts used are classified as "held for purposes other than trading." The Company does not use any other types of derivative financial instruments to hedge such exposures, nor does it use derivatives for speculative purposes. At September 30, 1996 and June 30, 1996, the Company had forward foreign currency exchange contracts of approximately $6,418,000 and $5,746,000 (notional amounts), respectively, denominated in foreign currencies. The contracts outstanding at September 30, 1996 mature at various dates through May 17, 1997, and are intended to hedge various foreign currency commitments due from foreign subsidiaries and the Company's agents and distributors. Due to the short term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amount at September 30, 1996 and June 30, 1996.




NOTE D - LITIGATION

     The Company and Arbor Software Corporation ("Arbor") disagree about certain definitions in the license agreement between the two parties related to the calculation of royalties. Comshare and Arbor were in the process of defining the procedure and legal and accounting issues to be resolved through arbitration, when on September 27, 1996, Arbor filed a lawsuit against Comshare alleging breach of contract and fraud relating to royalty calculations. Arbor's suit principally seeks monetary damages. On October 21, 1996, Comshare filed a denial of all of Arbor's claims and filed a counterclaim against Arbor for defamation, unfair competition, interference with economic relationships and breach of contract. The litigation is in its early stages, therefore the Company does not possess sufficient information to reasonably estimate the potential liability, if any. Management is contesting the Arbor suit vigorously.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     The following discussion and analysis sets forth information for the three months ended September 30, 1996 compared to the three months ended September 30, 1995. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.



RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain financial data as a percentage of total revenue.


                                            Three Months Ended
                                               September 30,
                                            ------------------
                                              1996       1995
                                             -------   --------
REVENUE
  Software license fees                        32.9%     48.6%
  Software maintenance revenue                 43.9      31.4
  Implementation and consulting services       23.2      20.0
                                              -----     -----
             Total revenue                    100.0     100.0

COSTS AND EXPENSES
  Selling and marketing                        67.2      42.0
  Cost of revenue and support                  34.6      23.3
  Internal research
      and product development                  22.0      14.0
  Internally capitalized software              (7.5)     (8.2)
  Software amortization                         7.6       9.1
  General and administrative                   14.6      10.6
                                              -----     -----
             Total costs and expenses         138.5      90.8
                                              -----     -----

INCOME (LOSS) FROM OPERATIONS                 (38.5)      9.2

OTHER INCOME (EXPENSE)
  Interest income (expense)                     1.0      (0.5)
  Exchange loss                                (0.5)     (0.3)
                                              -----     -----
             Total other income (expense)       0.5      (0.8)
                                              -----     -----

INCOME (LOSS) BEFORE INCOME TAXES             (38.0)      8.4

Provision (benefit) for income taxes          (13.3)      3.1
                                              =====     =====

NET INCOME (LOSS)                             (24.7)%     5.3%
                                              =====     =====

REVENUE


                                            Three Months Ended      Percent
                                               September 30,        Change
                                          ----------------------    -------
                                              1996      1995
                                          ---------   ---------
REVENUE
 Software license fees                       $ 6,568    $13,920     (52.8)%
 Software maintenance revenue                  8,777      9,015      (2.6)
 Implementation and consulting services        4,639      5,718     (18.9)
                                            --------    -------
     TOTAL REVENUE                           $19,984    $28,653     (30.3)%
                                            ========    =======


     Total revenue decreased 30.3% in the three months ended September 30, 1996 compared to the prior year primarily due to the decrease in software license fee revenue. The decline in license fee revenue was primarily due to the Company's internal focus during the first quarter as a result of the expanded fiscal year-end audit and investigation into violations of the Company's revenue recognition policies. The audit and investigation were concluded in September 1996. The decline in license fee revenue was also attributable to the transitional changes in the Company's sales organization.

     Software maintenance revenue decreased 2.6% in the three months ended September 30, 1996 compared to the same period last year. Client/server software maintenance revenue in the three months ended September 30, 1996 represented 74.5% of total software maintenance revenue and grew 14.3% compared with the prior year quarter. Mainframe software maintenance revenue decreased 32.0% in the three months ended September 30, 1996 compared to last year primarily due to mainframe maintenance cancellations and continued migration to client/server platforms. Mainframe software maintenance revenue is expected to continue to decline.

     Implementation, consulting and other service revenue decreased 18.9% in the three months ended September 30, 1996 compared to last year. Approximately 40% of the decline is due to the sale in June 1996 of the Company's Australian business to a Comshare agent.






COSTS AND EXPENSES

                                   Three Months Ended   Percent
                                     September 30,      Change
                                   ------------------   -------
                                   1996        1995
                                   -------    ------
COSTS AND EXPENSES
 Selling and marketing            $13,436    $12,038    11.6%
 Cost of revenue and support        6,917      6,690     3.4
 Internal research
    and product development         4,389      3,998     9.8
 Internally capitalized software   (1,499)    (2,358)  (36.4)
 Software amortization              1,526      2,616   (41.7)
 General and administrative         2,924      3,041    (3.8)
                                  -------    -------
     TOTAL COSTS AND EXPENSES     $27,693    $26,025     6.4%
                                  =======    =======



     Selling and marketing expense increased 11.6% in the three months ended September 30, 1996 compared to the same period last year primarily due to increased spending on marketing promotions to launch the Company's new budgeting application Commander BudgetPlus and the two BOOST applications, BOOST Sales Analysis and BOOST Sales and Margin Planning. The hiring of new direct sales representatives and sales support consultants during the quarter also contributed to the increase in selling and marketing expense.

     Cost of revenue and support increased 3.4% in the three months ended September 30, 1996 compared to the prior year principally due to hiring of additional customer service technicians and implementation consultants during the quarter.

     Internal research and product development expense increased 9.8% in the three months ended September 30, 1996 compared to last year mainly due to increased spending for new software applications and on-going enhancements to existing software products.

     Internally capitalized software decreased in the three months ended September 30, 1996 primarily due to increased levels of development costs that were not capitalizable. Software amortization expense decreased in the three months ended September 30, 1996 principally due to the reduced levels of capitalized software following the $23.2 million write-off of capitalized software in the second quarter of fiscal 1996.

     General and administrative expense decreased 3.8% in the three months ended September 30, 1996 compared to the same period last year primarily due to lower employee-related costs.



NON-OPERATING INCOME AND EXPENSE

                                               Three Months Ended
                                                 September 30,
                                               ------------------
                                                  1996     1995
                                                 ------   ------
                OTHER INCOME (EXPENSE)
                 Interest income (expense)        $211   $(141)
                 Exchange gain (loss)              (96)    (89)
                                                  ----   ------
                    TOTAL OTHER INCOME (EXPENSE)  $115   $(230)
                                                  ====   ======



     The Company had interest income in the three months ended September 30, 1996 due to investment of the net proceeds received from the public offering of the Company's common stock in the quarter ended December 31, 1995.


PROVISION FOR INCOME TAXES

     The effective income tax rate in the three months ended September 30, 1996 was 35%, comparable with 37% for the same period a year ago.


FOREIGN CURRENCY

     In the three months ended September 30, 1996, 52% of the Company's total revenue was from outside North America compared with 54% for the three months ended September 30, 1995. Most of the Company's international revenue is denominated in foreign currencies. The Company recognizes currency transaction gains and losses in the period of occurrence. As currency rates are constantly changing, these gains and losses can, at times, fluctuate greatly.

     During the three months ended September 30, 1996 foreign currency fluctuations on revenue denominated in a foreign currency were offset by currency fluctuations on expenses denominated in a foreign currency. For the three months ended September 30, 1996 the decrease in total revenue, at actual exchange rates, was $102,000 more than at comparable exchange rates. For the three months ended September 30, 1996 the increase in total expenses, at actual exchange rates, was $243,000 less than at comparable exchange rates. As a result of the changes in the foreign currency exchange rates, the decrease in income before taxes, at actual exchange rates, was $141,000 less than at comparable exchange rates.

     The Company had several forward contracts totaling $6.4 million outstanding at September 30, 1996. See Note C of Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, cash and cash equivalents were $17.9 million, compared with cash of $27.5 million at June 30, 1996. The decrease in cash and cash equivalents is principally due to the net cash used for operating activities in the quarter ended September 30, 1996.

     Net cash used in operating activities was $7.4 million in the three months ended September 30, 1996, compared with net cash provided by operating activities of $4.3 million in the three months ended September 30, 1995. The decrease in net cash provided by operating activities was primarily due to the net loss from operations and decrease in accounts payable, which included a $2.4 million payment to terminate the Company's lease obligation on its vacated London office facility.

     Net cash used in investing activities was $3.1 million in the three months ended September 30, 1996, compared with $3.3 million in the three months ended September 30, 1995. The slight decrease in net cash used in investing activities was primarily due to the decrease in the amount of capitalized internally developed software costs, partially offset by an increase in property and equipment purchases. At September 30, 1996, the Company did not have any material capital expenditure commitments.

     Total assets were $86.6 million at September 30, 1996, compared with total assets of $98.2 million at June 30, 1996. Working capital as of September 30, 1996 was $19.5 million, compared with $24.6 million as of June 30, 1996. The decrease in both total assets and working capital from June 30, 1996 to September 30, 1996 was primarily due to the decline in cash and cash equivalents.

     The Company believes that the combination of present cash balances, future operating cash flows and amounts available under credit facilities will be sufficient to meet the Company's currently anticipated cash requirements for at least the next twelve months.





PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a.)  The exhibit included herewith is set forth on the Index to Exhibits.


(b.) Since the end of its most recent fiscal quarter on June 30, 1996, Comshare has filed the following reports on Form 8-K:


Date of Report                                     Item Reported
--------------                                     -------------

August 7, 1996.............  Comshare, Incorporated announced the delay of releasing its financial results for the fourth quarter and year ended June 30, 1996 pending completion of its year-end audit including a more detailed review of orders in the United Kingdom and certain other foreign countries to determine if revenue recognition was in accordance with the Company's policies.

September 17, 1996.........  Comshare, Incorporated announced the adoption of a shareholder rights plan.

                                  SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: NOVEMBER 13, 1996            COMSHARE, INCORPORATED
                                          (Registrant)




                                     /s/ Kathryn A. Jehle
                                   -----------------------------------

                                     Kathryn A. Jehle
                                     Senior Vice President,
                                     Chief Financial Officer,
                                     Treasurer and Assistant Secretary

                              INDEX TO EXHIBITS




EXHIBIT NO.             DESCRIPTION
-----------             -----------


  11.1                  Computation of Earnings per Share.

    27                  Financial Data Schedule.