Form 10-Q
period 1996-12-31
COMSHARE INC
filed 1997-02-14
CIK 201513

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                             ----------------------



              X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             ---       OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                     OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             ---        OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from     to
                                                -----   -----.

                         COMMISSION FILE NUMBER 0-4096
                         -----------------------------



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
Yes  X   No
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of DECEMBER 31, 1996.

                                                          OUTSTANDING AT
                CLASS OF COMMON STOCK                    DECEMBER 31, 1996
          --------------------------------      --------------------------------

                 $1.00 PAR VALUE                          9,775,371 SHARES

                             COMSHARE, INCORPORATED

                                     INDEX


                                                                     Page No.


PART I - FINANCIAL INFORMATION


    ITEM 1. FINANCIAL STATEMENTS




       Condensed Consolidated Balance Sheet as of
          December 31, 1996 and June 30, 1996.............................. 3


       Condensed Consolidated Statement of Operations for the
          Three and Six Months Ended December 31, 1996 and 1995............ 5


       Condensed Consolidated Statement of Cash Flows for the
          Six Months Ended December 31, 1996 and 1995...................... 6


       Notes to Condensed Consolidated Financial Statements................ 7


    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS............................ 9



PART II - OTHER INFORMATION


    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........... 14

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................. 14


    SIGNATURE.............................................................. 15


    INDEX TO EXHIBITS...................................................... 16

PART I. - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS


                             COMSHARE, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     (in thousands, except per share data)


                                                                 December 31,                 June 30,
                                                                     1996                        1996
                                                                     ----                        ----
ASSETS                                                            (unaudited)                  (audited)

  CURRENT ASSETS
      Cash and cash equivalents                                      $   12,696                 $   27,468
      Accounts receivable, net                                           34,468                     34,853
      Prepaid expenses and other current assets                          10,401                      6,491
                                                                     ----------                 ----------
               Total current assets                                      57,565                     68,812


  PROPERTY AND EQUIPMENT, at cost                                        31,275                     27,945
      Less - accumulated depreciation                                    25,447                     23,426
                                                                     ----------                 ----------
      Property and equipment, net                                         5,828                      4,519


  COMPUTER SOFTWARE, net                                                  9,327                      9,064

  GOODWILL, net                                                           1,866                      1,947

  DEFERRED INCOME TAXES                                                   7,940                      7,940

  OTHER ASSETS                                                            6,849                      5,956
                                                                     ----------                 ----------
                                                                     $   89,375                 $   98,238
                                                                     ==========                 ==========





     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     (in thousands, except per share data)




                                                                   December 31,                 June 30,
                                                                       1996                       1996
                                                                       ----                       ----
LIABILITIES AND SHAREHOLDERS' EQUITY                               (unaudited)                  (audited)
   CURRENT LIABILITIES
      Accounts payable                                            $      14,603               $     17,934
      Accrued liabilities                                                 6,530                      7,956
      Current portion of long-term debt                                   3,340                          -
      Deferred revenue                                                   19,979                     18,364
                                                                  -------------               ------------
             Total current liabilities                                   44,452                     44,254

   LONG-TERM DEBT                                                             -                      1,913
   OTHER LIABILITIES                                                      3,329                      3,407

   SHAREHOLDERS' EQUITY
      Capital stock:
         Preferred stock, no par value;
         authorized 5,000,000 shares; none issued                             -                          -
         Common stock, $1.00 par value;
         authorized 20,000,000 shares; outstanding
         9,775,371 shares as of December 31, 1996
         and 9,691,443 shares as of June 30, 1996                         9,775                      9,691

      Capital contributed in excess of par                               38,862                     38,132
      Retained earnings                                                  (2,822)                     5,239
      Currency translation adjustments                                   (3,298)                    (3,586)
                                                                  -------------               ------------
                                                                         42,517                     49,476
      Less - Notes receivable                                               923                        812
                                                                  -------------               ------------
              Total shareholders' equity                                 41,594                     48,664
                                                                  -------------               ------------
                                                                  $      89,375               $     98,238
                                                                  =============               ============




        See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (unaudited; in thousands, except per share data)

                                                           Three Months Ended                 Six Months Ended
                                                               December 31,                      December 31,
                                                        -----------------------           -------------------------
                                                           1996           1995              1996             1995
                                                           ----           ----              ----             ----
REVENUE
     Software licenses                                  $ 11,703       $ 17,234           $ 18,271         $ 31,154
     Software maintenance                                  9,331          9,247             18,108           18,262
     Implementation, Consulting
          and other services                               5,161          5,702              9,800           11,420
                                                        --------       --------           --------         --------
TOTAL REVENUE                                             26,195         32,183             46,179           60,836

COSTS AND EXPENSES
     Selling and marketing                                14,705         13,023             28,141           25,061
     Cost of revenue and support                           8,080          7,798             14,998           14,488
     Internal research and product development             4,311          4,088              8,699            8,086
     Internally capitalized software                      (1,702)        (1,076)            (3,201)          (3,434)
     Software amortization                                 1,784          1,127              3,310            3,743
     General and administrative                            3,190          3,035              6,114            6,076
     Unusual charge                                            -         23,167                  -           23,167
                                                        --------       --------           --------         --------
TOTAL COSTS AND EXPENSES                                  30,368         51,162             58,061           77,187
                                                        --------       --------           --------         --------

LOSS FROM OPERATIONS                                      (4,173)       (18,979)           (11,882)         (16,351)

OTHER INCOME (EXPENSE)
     Interest income (expense)                               102             54                313              (87)
     Exchange loss                                          (148)           (23)              (244)            (112)
                                                        --------       --------           --------         --------
Total other income (expense)                                 (46)            31                 69             (199)

Loss before taxes                                         (4,219)       (18,948)           (11,813)         (16,550)
Benefit for income taxes                                  (1,457)        (6,084)            (4,120)          (5,196)
                                                        --------       --------           --------         --------

NET LOSS                                                $ (2,762)      $(12,864)          $ (7,693)        $(11,354)
                                                        ========       ========           ========         ========

WEIGHTED AVERAGE NUMBER OF COMMON
 AND DILUTIVE COMMON EQUIVALENT SHARES                     9,742          8,678              9,723            8,456
                                                        ========       ========           ========         ========


NET LOSS PER COMMON SHARE                               $  (0.28)      $  (1.48)          $  (0.79)        $  (1.34)
                                                        ========       ========           ========         ========


See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (unaudited; in thousands)


                                                                               Six Months Ended
                                                                                 December 31,
                                                                  ----------------------------------------
                                                                       1996                       1995
                                                                       ----                       ----
OPERATING ACTIVITIES
   Net loss                                                       $     (7,693)               $   (11,354)
   Adjustments to reconcile net loss to
   net cash provided by (used in) operating activities:
     Depreciation and amortization                                       4,512                      4,828
     Write-off of capitalized software                                       -                     23,167
     Changes in operating assets and liabilities:
         Accounts receivable                                             1,367                     (8,235)
         Prepaid expenses and other assets                              (3,564)                      (362)
         Accounts payable                                               (3,902)                     2,391
         Accrued liabilities                                            (1,447)                       549
         Deferred revenue                                                1,082                        630
         Deferred income taxes                                               -                     (6,593)
         Other liabilities                                                (190)                       513
                                                                  ------------                -----------
             Net cash provided by (used in) operating activities        (9,835)                     5,534
INVESTING ACTIVITIES
   Additions to computer software                                       (3,302)                    (3,485)
   Payments for property and equipment                                  (2,227)                    (1,440)
   Other                                                                  (710)                      (542)
                                                                  ------------                -----------
             Net cash used in investing activities                      (6,239)                    (5,467)

FINANCING ACTIVITIES
   Net borrowings under notes payable                                    3,134                        244
   Repayments under long-term debt                                      (1,913)                    (5,006)
   Stock options exercised                                                 311                        164
   Issuance of common stock                                                  -                     25,196
   Other                                                                    25                        388
                                                                  ------------                -----------
             Net cash provided by financing activities                   1,557                     20,986

EFFECT OF EXCHANGE RATE CHANGES                                           (255)                        89
                                                                  ------------                -----------
NET INCREASE (DECREASE) IN CASH                                        (14,772)                    21,142

BALANCE AT BEGINNING OF PERIOD                                          27,468                      1,398
                                                                  ------------                -----------
BALANCE AT END OF PERIOD                                          $     12,696               $     22,540
                                                                  ============               ============
SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                                          $        119               $        246
                                                                  ============               ============
  Cash paid for income taxes                                      $        280               $        890
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

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, required to present fairly its consolidated balance sheet as of December 31, 1996, the consolidated statement of operations for the three and six months ended December 31, 1996 and 1995 and the consolidated statement of cash flows for the six months ended December 31, 1996 and 1995.

     The results of operations for the three and six months ended December 31, 1996 and 1995 are not necessarily indicative of the results to be expected in future quarters or the full fiscal year. The software industry is generally characterized by seasonal trends.


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

                             COMSHARE, INCORPORATED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




NOTE C - FINANCIAL INSTRUMENTS

     The Company at various times enters into forward exchange contracts to hedge certain exposures related to identifiable foreign currency transactions that are relatively certain as to both timing and amount. Gains and losses on the forward contracts are recognized concurrently with the gains and losses from the underlying transactions. The forward exchange contracts used are classified as "held for purposes other than trading." The Company does not use any other types of derivative financial instruments to hedge such exposures, nor does it use derivatives for speculative purposes. At December 31, 1996 and June 30, 1996, the Company had forward foreign currency exchange contracts of approximately $10,002,000 and $5,746,000 (notional amounts), respectively, denominated in foreign currencies. The contracts outstanding at December 31, 1996 mature at various dates through May 16, 1997, and are intended to hedge various foreign currency commitments due from foreign subsidiaries and the Company's agents and distributors. Due to the short term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amount at December 31, 1996 and June 30, 1996.


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


NOTE E - SUBSEQUENT EVENT

     On January 22, 1997, the Company announced its plan to take an estimated $6,000,000 pre-tax restructuring charge in the Company's third quarter ended March 31, 1997 for management actions or plans in connection with the consolidation of the Company's product development activities in Ann Arbor, Michigan and reductions in staff and non-revenue generating costs.
The restructuring charge includes staff reductions of approximately 70 employees. These cost reduction actions are expected to save approximately $7,000,000 annually.

     The foregoing statements regarding the Company's expected cost savings from cost reduction actions contain "forward looking statements" within the meaning of the Securities Exchange Act of 1934. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to, those described under Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement".

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


    The following discussion and analysis sets forth information for the three and six months ended December 31, 1996 compared to the three and six months ended December 31, 1995. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.


RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain financial data as a percentage of total revenue.


                                                               Three Months Ended                    Six Months Ended
                                                                  December 31,                         December 31,
                                                       -------------------------------       -------------------------------
                                                              1996            1995                 1996             1995
                                                          -----------     -----------           ----------       -----------
REVENUE
   Software licenses                                         44.7%           53.6%                39.6%            51.2%
   Software maintenance                                      35.6            28.7                 39.2             30.0
   Implementation and consulting services                    19.7            17.7                 21.2             18.8
                                                            -----           -----                -----            -----
       Total revenue                                        100.0           100.0                100.0            100.0

COSTS AND EXPENSES
   Selling and marketing                                     56.1            40.5                 60.9             41.2
   Cost of revenue and support                               30.8            24.2                 32.5             23.8
   Internal research and product development                 16.5            12.7                 18.8             13.3
   Internally capitalized software                           (6.5)           (3.3)                (6.9)            (5.6)
   Software amortization                                      6.8             3.5                  7.2              6.2
   General and administrative                                12.2             9.4                 13.2             10.0
   Unusual charge                                               -            72.0                    -             38.0
                                                            -----           -----                -----            -----
        Total costs and expenses                            115.9           159.0                125.7            126.9

LOSS FROM OPERATIONS                                        (15.9)          (59.0)               (25.7)           (26.9)


OTHER INCOME (EXPENSE)
   Interest income (expense)                                  0.4             0.2                  0.6             (0.1)
   Exchange loss                                             (0.6)           (0.1)                (0.5)            (0.2)
                                                             -----           -----                ----             ----
        Total other income (expense)                         (0.2)            0.1                  0.1             (0.3)

LOSS BEFORE INCOME TAXES                                    (16.1)          (58.9)               (25.6)           (27.2)

Benefit for income taxes                                     (5.6)          (18.9)                (8.9)            (8.5)
                                                             -----          ------                -----            -----

NET LOSS                                                    (10.5)%         (40.0)%              (16.7)%          (18.7)%
                                                            ======          ======               ======           ======


REVENUE

                                               Three Months Ended       Percent         Six Months Ended          Percent
                                                  December 31,          Change             December 31,           Change
                                             -----------------------  -----------     ---------------------     -----------
                                                 1996        1995                       1996          1995
                                                 ----        ----                       ----          ----

REVENUE
     Software licenses                         $ 11,703     $ 17,234     (32.1)%        $ 18,271        $ 31,154     (41.4)%
     Software maintenance                         9,331        9,247       0.9            18,108          18,262      (0.8)
     Implementation and consulting                5,161        5,702      (9.5)            9,800          11,420     (14.2)
                                               --------     --------                    --------        --------
            TOTAL REVENUE                      $ 26,195     $ 32,183     (18.6)%        $ 46,179        $ 60,836     (24.1)%
                                               ========     ========                    ========        ========




      Total revenue decreased 18.6% and 24.1% in the three and six months ended December 31, 1996 compared to the prior year primarily due to the decrease in software licenses revenue. The decline in license fee revenue in the three and six months ended December 31, 1996 was primarily due to transitional changes in the Company's sales organization and the loss of sales momentum mainly as a result of the Company's internal focus in the first quarter in connection with the expanded fiscal year-end audit and investigation into violations of the Company's revenue recognition policies. License fee revenue increased 78% in the second quarter compared to $6,568,000 for the first quarter ended
September 30, 1996 reflecting improvement in the sales momentum during the quarter.

      Software maintenance revenue was flat in the three and six months ended December 31, 1996 compared to the same period last year. Client/server software maintenance revenue in the three and six months ended December 31, 1996 represented 74.3% and 74.4% of total software maintenance revenue and grew 10.4% and 12.3% compared with the prior year. Mainframe software maintenance revenue decreased 19.2% and 25.9% in the three and six months ended December 31, 1996 compared to last year primarily due to mainframe maintenance cancellations and continued migration to client/server platforms. Mainframe software maintenance revenue is expected to continue to decline.

      Implementation, consulting and other service revenue decreased 9.5% and 14.2% in the three and six months ended December 31, 1996 compared to last year primarily due to the decreased demand for such services resulting from the decline in software license revenue and to the sale of the Company's Australian business to an agent.

COSTS AND EXPENSES


                                                    Three Months Ended       Percent         Six Months Ended          Percent
                                                      December 31,           Change           December 31,             Change
                                                 -----------------------   ----------     ----------------------    ------------
                                                     1996           1995                     1996            1995
                                                     ----           ----                     ----            ----
COST AND EXPENSES
  Selling and marketing                          $   14,705      $  13,023     12.9%      $   28,141      $  25,061     12.3%
  Cost of revenue and support                         8,080          7,798      3.6           14,998         14,488      3.5
  Internal research and product development           4,311          4,088      5.5            8,699          8,086      7.6
  Internally capitalized software                    (1,702)        (1,076)    58.2           (3,201)        (3,434)    (6.8)
  Software amortization                               1,784          1,127     58.3            3,310          3,743    (11.6)
  General and administrative                          3,190          3,035      5.1            6,114          6,076      0.6
                                                 ----------      ---------                ----------      ---------

    Total costs and expenses
    before unusual charge                            30,368         27,995      8.5           58,061         54,020      7.5

  Unusual charge                                          -         23,167      *                  -         23,167      *
                                                 ----------      ---------                ----------      ---------

      TOTAL COSTS AND EXPENSES                   $   30,368      $  51,162    (40.6)%     $   58,061      $  77,187    (24.8)%
                                                 ==========      =========                ==========      =========

  * % not meaningful.



  Selling and marketing expense increased 12.9% and 12.3% in the three and six months ended December 31, 1996 compared to the same period last year primarily due to increased spending on marketing activities to launch, promote and position the Company's new applications. The hiring of new direct sales representatives and sales support consultants during the six months ended December 31, 1996 also contributed to the increase in selling and marketing expense.

  Cost of revenue and support increased 3.6% and 3.5% in the three and six months ended December 31, 1996 compared to the prior year principally due to increased third party royalties on maintenance revenue, slightly offset by the decrease in implementation service costs as a result of the lower service revenue.

  Internal research and product development expense increased 5.5% and 7.6% in the three and six months ended December 31, 1996 compared to last year mainly due to increased spending for alternative platforms and on-going enhancements to existing software products.

  Internally capitalized software increased in the three months ended December 31, 1996 compared to the prior year mainly due to the increased levels of development costs that were capitalizable. Software amortization expense increased in the three months ended December 31, 1996 primarily due to the increased levels of capitalized software in the current quarter as compared to the second quarter last year in which the Company wrote off $23.2 million of capitalized software. Internally capitalized software and software amortization expense decreased in the six months ended December 31, 1996 primarily due to the reduced levels of capitalized software following the $23.2 million write-off of capitalized software.

  General and administrative expense increased 5.1% in the three months ended December 31, 1996 compared to the same period last year primarily due to an increase in legal fees.

  During the second quarter ended December 31, 1995, the Company recorded a $23.2 million non-cash charge to write off certain capitalized software. The write-off had a $15.5 negative after tax impact on net income. The write-off was the result of strong customer interest in the Company's product, Commander Decision, for customizable decision support applications, which substantially reduced the realizable value of the Company's older desktop products. The write-off also reflected the reduction of the estimated useful service life of the Company's products and the amortization period of its capitalized software costs, prompted by the Company's acceleration of its product development cycles in response to changes in the technological environment in the decision support applications market.


NON-OPERATING INCOME AND EXPENSE




                                               Three Months Ended                     Six Months Ended
                                                  December 31,                          December 31,
                                       ----------------------------------  ---------------------------------------
                                           1996              1995                 1996                 1995
                                           ----              ----                 ----                 ----
OTHER INCOME (EXPENSE)
  Interest income (expense)                 $ 102             $  54               $ 313                $ (87)
  Exchange loss                              (148)              (23)               (244)                (112)
                                            -----             -----               -----                -----
    TOTAL OTHER INCOME (EXPENSE)            $ (46)            $  31               $  69                $(199)
                                            =====             =====               =====                =====

        The Company had interest income in the three and six months ended December 31, 1996 primarily due to investment of the net proceeds received from the public offering of the Company's common stock in the quarter ended December 31, 1995. The foreign exchange loss principally reflects the strengthening of the British pound during the three months ended December 31, 1996.


BENEFIT FOR INCOME TAXES

        The effective income tax rate in the three and six months ended December 31, 1996 was 35%, compared with 32% and 31% for the same periods a year ago.


FOREIGN CURRENCY

        In the three and six months ended December 31, 1996, 49% and 50% of the Company's total revenue was from outside North America compared with 55% and 54% in the three and six months ended December 31, 1995. Most of the Company's international revenue is denominated in foreign currencies. The Company recognizes currency transaction gains and losses in the period of occurrence. As currency rates are constantly changing, these gains and losses can, at times, fluctuate greatly.

        During the three and six months ended December 31, 1996 foreign currency fluctuations on revenue denominated in a foreign currency were offset by currency fluctuations on expenses denominated in a foreign currency. For the three months ended December 31, 1996 the decrease in total revenue, at actual exchange rates, was $673,000 less than at comparable exchange rates. The decrease in total expenses, at actual exchange rates, was $242,000 less than at comparable exchange rates. As a result of the changes in the foreign currency exchange rates, the decrease in net loss before taxes, at actual exchange rates, was $431,000 more than at comparable exchange rates. For the six months ended December 31, 1996 the decrease in total revenue, at actual exchange rates, was $570,000 less than at comparable exchange rates. The decrease in total expenses, at actual exchange rates, was $2,000 more than at comparable exchange rates. As a result of the changes in the foreign currency exchange rates, the decrease in the net loss before taxes, at actual exchange rates, was $572,000 more than at comparable exchange rates.

        The Company had several forward contracts totaling $10 million outstanding at December 31, 1996. See Note C of Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, cash and cash equivalents were $12.7 million, compared with cash of $27.5 million at June 30, 1996. The decrease in cash and cash equivalents is principally due to the net cash used for operating activities in the six months ended December 31, 1996.

     Net cash used in operating activities was $9.8 million in the six months ended December 31, 1996, compared with net cash provided by operating activities of $5.5 million in the six months ended December 31, 1995. The decrease in net cash provided by operating activities was primarily due to the net loss from operations, and a $2.4 million payment to terminate the Company's lease obligation on its vacated London office facility.

     Net cash used in investing activities was $6.2 million in the six months ended December 31, 1996, compared with $5.5 million in the six months ended December 31, 1995. The increase in net cash used in investing activities was primarily due to the increase in property and equipment purchases. At December 31, 1996, the Company did not have any material capital expenditure commitments.

     Net cash provided by financing activities was $1.6 million in the six months ended December 31, 1996 compared with $21.0 million in the six months ended December 31, 1995. The Company completed a public offering in which it received net proceeds of $25.2 million in the second quarter ended December 31, 1995.

     Total assets were $89.4 million at December 31, 1996, compared with total assets of $98.2 million at June 30, 1996. Working capital as of December 31, 1996 was $13.1 million, compared with $24.6 million as of June 30, 1996. The decrease in both total assets and working capital from June 30, 1996 to December 31, 1996 was primarily due to the decline in cash and cash equivalents.

     The Company believes that the combination of present cash balances, future operating cash flows and amounts available under credit facilities will be sufficient to meet the Company's currently anticipated cash requirements for at least the next twelve months.


SUBSEQUENT EVENT

     On January 22, 1997, the Company announced its plan to take an estimated $6,000,000 pre-tax restructuring charge in the Company's third quarter ended March 31, 1997 for management actions or plans in connection with the consolidation of the Company's product development activities in Ann Arbor, Michigan and reductions in staff and non-revenue generating costs.
The restructuring charge includes staff reductions of approximately 70 employees. These cost reduction actions are expected to save approximately $7,000,000 annually.


SAFE HARBOR STATEMENT

     Certain information in this Form 10-Q contains "forward looking statements" within the meaning of the Securities Exchange Act of 1934, including those concerning the Company's future results and expected cost savings from cost reduction actions described under "Subsequent Event" above and in Item 1 Note E to Notes to Condensed Consolidated Financial Statements. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to, the demand for the Company's products and services; the size, timing and recognition of revenue from significant orders; increased competition; the Company's success in and expense associated with developing, introducing and shipping new products; new product introductions and announcements by the Company's competitors; changes in Company strategy; product life cycles; the cost and continued availability of third party software and technology incorporated into the Company's products; the impact of rapid technological advances, evolving industry standards and changes in customer requirements; the impact of recent transitional changes in North American and international management and sales personnel; the impact of the investigation into violations of the Company's revenue recognition policies on the Company's ongoing operations; cancellations of maintenance and support agreements; software defects; variations in the amount and timing of cost savings anticipated to result from cost reduction actions; the impact of off-setting increases in operating expenses; the impact of cost reduction actions on the Company's operations; fluctuations in foreign exchange rates; and economic conditions generally or in specific industry segments.

PART II - OTHER INFORMATION

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Shareholders on November 18, 1996. There was one matter voted on, which was the election of nine directors. The following table sets forth the results of the matter voted on. All director nominees were elected.






                                            Voted For    Votes Against   Abstained    Broker Non-votes
 Election of Directors                     -----------   --------------  ---------    ----------------

 Nominees:
 Geoffrey B. Bloom                           8,446,428        -           172,451           -
 Daniel T. Carroll                           8,437,328        -           181,551           -
 Richard L. Crandall                         8,406,672        -           212,207           -
 Stanley R. Day                              8,442,221        -           176,658           -
 W. John Driscoll                            8,446,146        -           172,733           -
 Alan G. Merten                              8,444,839        -           174,040           -
 George R. Mrkonic                           8,449,887        -           168,992           -
 John F. Rockart                             8,437,317        -           181,562           -
 T. Wallace Wrathall                         8,350,477        -           268,402           -




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a.)   The exhibits included herewith are set forth on the Index to Exhibits.



(b.)   Reports on Form 8-K.

        There were no reports on Form 8-K filed during the quarter ended December 31, 1996.

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: FEBRUARY 14, 1997                           COMSHARE, INCORPORATED




                                           /s/ Kathryn A. Jehle
                                           -----------------------------------

                                           Kathryn A. Jehle
                                           Senior Vice President,
                                           Chief Financial Officer,
                                           Treasurer and Assistant Secretary

                               INDEX TO EXHIBITS




EXHIBIT NO.               DESCRIPTION
-----------               -----------


11.1                      Computation of Net Loss per Common Share.

 27                       Financial Data Schedule.