Form 10-Q
period 1997-03-31
COMSHARE INC
filed 1997-05-15
CIK 201513

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



              X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             ---
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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
Yes  X  No
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of MARCH 31, 1997.

                                                       OUTSTANDING AT
                    CLASS OF COMMON STOCK              MARCH 31, 1997
                    ---------------------             ----------------

                      $1.00 PAR VALUE                 9,816,310 SHARES

                             COMSHARE, INCORPORATED

                                     INDEX


                                                                       Page No.

PART I - FINANCIAL INFORMATION


    ITEM 1. FINANCIAL STATEMENTS



        Condensed Consolidated Balance Sheet as of
           March 31, 1997 and June 30, 1996...............................3


        Condensed Consolidated Statement of Operations for the
           Three and Nine Months Ended March 31, 1997 and 1996............5


        Condensed Consolidated Statement of Cash Flows for the
           Nine Months Ended March 31, 1997 and 1996......................6


        Notes to Condensed Consolidated Financial Statements..............7


    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS...........................9

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK ...........................................14

PART II - OTHER INFORMATION


    ITEM 1.  LEGAL PROCEEDINGS...........................................14

    ITEM 2.  CHANGES IN SECURITIES.......................................14

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................14


    SIGNATURE............................................................15


    INDEX TO EXHIBITS....................................................16

PART I. - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS


                             COMSHARE, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     (in thousands, except per share data)



                                                          March 31,        June 30,
                                                            1997             1996
                                                            ----             ----
 ASSETS                                                  (unaudited)      (audited)

  CURRENT ASSETS
      Cash and cash equivalents                          $ 12,030           $ 27,468
      Accounts receivable, net                             28,721             34,853
      Prepaid expenses and other current assets             6,986              6,491
                                                         --------           --------
         Total current assets                              47,737             68,812


  PROPERTY AND EQUIPMENT, at cost                          21,536             27,945
      Less - accumulated depreciation                      16,341             23,426
                                                         --------           --------
      Property and equipment, net                           5,195              4,519


  COMPUTER SOFTWARE, net                                    9,176              9,064

  GOODWILL, net                                             1,700              1,947

  DEFERRED INCOME TAXES                                    13,740              7,940

  OTHER ASSETS                                              5,882              5,956
                                                         --------           --------
                                                         $ 83,430           $ 98,238
                                                         ========           ========








     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     (in thousands, except per share data)





                                                   March 31,         June 30,
                                                      1997             1996
                                                   ---------         --------
LIABILITIES AND SHAREHOLDERS' EQUITY              (unaudited)       (audited)

    CURRENT LIABILITIES
       Accounts payable                            $ 14,896           $ 17,934
       Accrued liabilities                            8,223              7,956
       Current portion of long-term debt              2,574                  -
       Deferred revenue                              19,660             18,364
                                                   --------           --------
          Total current liabilities                  45,353             44,254

  LONG-TERM DEBT                                          -              1,913
  OTHER LIABILITIES                                   3,381              3,407

  SHAREHOLDERS' EQUITY
     Capital stock:
      Preferred stock, no par value;
      authorized 5,000,000 shares; none issued            -                  -
      Common stock, $1.00 par value;
      authorized 20,000,000 shares; outstanding
      9,816,310 shares as of March 31, 1997
      and 9,691,443 shares as of June 30, 1996        9,816              9,691

     Capital contributed in excess of par            39,048             38,132
     Retained earnings (deficit)                     (9,804)             5,239
     Currency translation adjustments                (3,519)            (3,586)
                                                   --------           --------

                                                     35,541             49,476
     Less - Notes receivable                            845                812
                                                   --------           --------

          Total shareholders' equity                 34,696             48,664
                                                   --------           --------

                                                   $ 83,430           $ 98,238
                                                   ========           ========






     See accompanying notes to condensed consolidated financial statements.

                            COMSHARE, INCORPORATED
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (unaudited; in thousands, except per share data)


                                                      Three Months Ended                     Nine Months Ended
                                                          March 31,                               March 31,
                                                ------------------------------         -----------------------------
                                                    1997           1996                     1997           1996
                                                    ----           ----                     ----           ----
REVENUE
  Software licenses                               $  9,596       $ 15,586                 $ 27,868        $ 46,740
  Software maintenance                               9,178          9,232                   27,285          27,494
  Implementation, consulting
    and other services                               5,271          6,716                   15,071          18,136
                                                  --------       --------                 --------        --------
TOTAL REVENUE                                       24,045         31,534                   70,224          92,370

COSTS AND EXPENSES
  Selling and marketing                             13,221         13,144                   41,363          38,205
  Cost of revenue and support                        8,140          8,045                   23,138          22,533
  Internal research and product development          3,385          4,302                   12,084          12,388
  Internally capitalized software                   (1,818)        (1,130)                  (5,018)         (4,564)
  Software amortization                              1,848          1,191                    5,156           4,934
  General and administrative                         3,222          3,223                    9,337           9,299
  Unusual charge                                         -              -                        -          23,167
  Restructuring related costs                        6,245              -                    6,245               -
                                                  --------       --------                 --------        --------
TOTAL COSTS AND EXPENSES                            34,243         28,775                   92,305         105,962
                                                  --------       --------                 --------        --------

INCOME (LOSS) FROM OPERATIONS                      (10,198)         2,759                  (22,081)        (13,592)

OTHER INCOME (EXPENSE)
  Interest income                                       64            265                      377             178
  Exchange gain (loss)                                 (77)            31                     (321)            (81)
                                                  --------        -------                 --------        --------
TOTAL OTHER INCOME (EXPENSE)                           (13)           296                       56              97

INCOME (LOSS) BEFORE TAXES                         (10,211)         3,055                  (22,025)        (13,495)
Provision (benefit) for income taxes                (3,288)         1,017                   (7,409)         (4,179)
                                                  --------       --------                 --------        --------
NET INCOME (LOSS)                                 $ (6,923)      $  2,038                 $(14,616)       $ (9,316)
                                                  ========       ========                 ========        ========
WEIGHTED AVERAGE NUMBER OF COMMON
AND DILUTIVE COMMON EQUIVALENT SHARES                9,796         10,109                    9,747           8,843
                                                  ========       ========                 ========        ========
NET INCOME (LOSS)  PER COMMON SHARE               $  (0.71)      $   0.20                 $  (1.50)       $  (1.05)
                                                  ========       ========                 ========        ========

    See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (unaudited; in thousands)



                                                           Nine Months Ended
                                                                March 31,
                                                          --------------------
                                                            1997       1996
                                                          ---------  ---------

 OPERATING ACTIVITIES
    Net loss                                              $ (14,616)  $ (9,316)
    Adjustments to reconcile net loss to
    net cash provided by (used in) operating activities:
      Depreciation and amortization                           6,964      6,406
      Loss on sales of property and equipment                    99          -
      Write-off of capitalized software                          -      23,167
      Restructuring related costs                             1,317          -
      Changes in operating assets and liabilities:
       Accounts receivable                                    6,225     (9,723)
       Prepaid expenses and other assets                        921       (812)
       Accounts payable                                      (3,424)     4,313
       Accrued liabilities                                      370      1,423
       Deferred revenue                                       1,175        687
       Deferred income taxes                                 (7,255)    (6,613)
       Other liabilities                                        (90)       459
                                                         ----------   --------

        Net cash provided by (used in)
         operating activities                                (8,314)     9,991

INVESTING ACTIVITIES
  Additions to computer software                             (5,120)    (4,756)
  Payments for property and equipment                        (2,591)    (2,075)
  Other                                                        (773)      (751)
                                                         ----------   --------

        Net cash used in investing activities                (8,484)    (7,582)

FINANCING ACTIVITIES
  Net borrowings under notes payable                          2,485        428
  Repayments under long-term debt                            (1,911)    (3,180)
  Stock options exercised                                       559        414
  Issuance of common stock                                        -     25,196
  Other                                                          23        340
                                                         ----------   --------

        Net cash provided by financing activities             1,156     23,198

EFFECT OF EXCHANGE RATE CHANGES                                 204         14
                                                         ----------   --------

NET INCREASE (DECREASE) IN CASH                             (15,438)    25,621

BALANCE AT BEGINNING OF PERIOD                               27,468      1,398
                                                         ----------   --------

BALANCE AT END OF PERIOD                                    $12,030    $27,019
                                                         ==========   ========

SUPPLEMENTAL DISCLOSURES:
 Cash paid for interest                                     $   133    $   340
                                                         ==========   ========

 Cash paid for income taxes                                 $   549    $ 1,295
                                                         ==========   ========




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

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, required to present fairly its consolidated balance sheet as of March 31, 1997, the consolidated statement of operations for the three and nine months ended March 31, 1997 and 1996 and the consolidated statement of cash flows for the nine months ended March 31, 1997 and 1996.

     The results of operations for the three and nine months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected in future quarters or the full fiscal year. The software industry is generally characterized by seasonal trends.


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


NOTE C - BORROWINGS

     The Company's $10 million domestic unsecured credit agreement as amended has permitted borrowings based on a percentage of worldwide eligible accounts receivable and cash balances in excess of $2.5 million above outstanding debt. At March 31, 1997, the permitted borrowings available under this credit agreement were $7.0 million, of which no borrowings were outstanding.


NOTE D - FINANCIAL INSTRUMENTS

     The Company at various times enters into forward exchange contracts to hedge certain exposures related to identifiable foreign currency transactions that are relatively certain as to both timing and amount. Gains and losses on the forward contracts are recognized concurrently with the gains and losses from the underlying transactions. The forward exchange contracts used are classified as "held for purposes other than trading." The Company does not use any other types of derivative financial instruments to hedge such exposures, nor does it use derivatives for speculative purposes. At March 31, 1997 and June 30, 1996, the Company had forward foreign currency exchange contracts of

                             COMSHARE, INCORPORATED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



approximately $9.3 million and $5.7 million (notional amounts), respectively, denominated in foreign currencies. The contracts outstanding at March 31, 1997 mature at various dates through May 16, 1997, and are intended to hedge various foreign currency commitments due from foreign subsidiaries and the Company's agents and distributors. Due to the short term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amount at March 31, 1997 and June 30, 1996.


NOTE E - RESTRUCTURING CHARGE

     During the quarter ended March 31, 1997, the Company recorded a $6.2 million pre-tax restructuring charge for management actions or plans in connection with the consolidation of the Company's product development activities in Ann Arbor, Michigan and reductions in staff and non-revenue generating costs. The restructuring charge includes staff reductions of approximately 70 employees. These cost reduction actions are expected to save approximately $7.0 million annually. At March 31, 1997, $2.7 million remains to be paid for termination of employment and contractual obligations related to these restructuring actions taken during this quarter.

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


NOTE F - LITIGATION

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


NOTE G - FINANCIAL ACCOUNTING STANDARDS

     During 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earning per Share", which changes the calculation of earnings per share to be more consistent with countries outside of United States. In general, the statement requires two calculations of earnings per share to be disclosed, basic EPS and diluted EPS. Basic EPS is to be computed using only weighted average shares outstanding. Diluted EPS is to be computed using the average share price for the period when calculating the dilution of options and warrants. This statement must be adopted by the Company in its December 31, 1997 consolidated financial statements and early adoption is not permitted. There would have been no material impact on the periods presented if this statement had been adopted for the current reporting period.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     The following discussion and analysis sets forth information for the three and nine months ended March 31, 1997 compared to the three and nine months ended March 31, 1996. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.


RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain financial data as a percentage of total revenue.


                                                    Three Months Ended                       Nine Months Ended
                                                        March 31,                                March 31,
                                              ------------------------------  ------------------------------------------------
                                                1997               1996                1997                     1996
                                                -----            --------         -------------            -------------
REVENUE
 Software licenses                              39.9 %              49.4 %              39.7 %                   50.6 %
 Software maintenance                           38.2                29.3                38.9                     29.8
 Implementation and consulting services         21.9                21.3                21.4                     19.6
                                              ---------           --------           ----------               ----------
  Total revenue                                100.0               100.0               100.0                    100.0

COSTS AND EXPENSES
 Selling and marketing                          55.0                41.7                58.9                     41.3
 Cost of revenue and support                    33.8                25.5                32.9                     24.4
 Internal research and product development      14.1                13.6                17.2                     13.4
 Internally capitalized software                (7.6)               (3.6)               (7.1)                    (4.9)
 Software amortization                           7.7                 3.8                 7.3                      5.3
 General and administrative                     13.4                10.2                13.3                     10.1
 Unusual charge                                    -                   -                   -                     25.1
 Restructuring related costs                    26.0                   -                 8.9                        -
                                              ---------           --------           ----------               ----------
  Total costs and expenses                     142.4                91.2               131.4                    114.7

INCOME (LOSS) FROM OPERATIONS                  (42.4)                8.8               (31.4)                   (14.7)

OTHER INCOME (EXPENSE)
 Interest income                                 0.3                 0.8                 0.5                      0.2
 Exchange gain (loss)                           (0.3)                0.1                (0.4)                    (0.1)
                                              ---------           --------           ----------               ----------
  Total other income (expense)                   0.0                 0.9                 0.1                      0.1

INCOME (LOSS) BEFORE INCOME TAXES              (42.4)                9.7               (31.3)                   (14.6)

Provision (benefit) for income taxes           (13.7)                3.2               (10.6)                    (4.5)
                                              ---------           --------           ----------               ----------
NET INCOME (LOSS)                              (28.7) %              6.5 %             (20.7) %                 (10.1) %
                                              =========           ========           ==========               ==========

REVENUE


                                             Three Months Ended        Percent     Nine Months Ended           Percent
                                                   March 31,            Change            March 31,             Change
                                             ----------------------  ------------  ------------------------  ------------
                                                1997        1996                      1997         1996
                                             ----------  ----------                -----------  -----------
REVENUE
  Software licenses                              $9,596     $15,586     (38.4) %     $27,868     $ 46,740      (40.4) %
  Software maintenance                            9,178       9,232      (0.6)        27,285       27,494       (0.8)
  Implementation and consulting services          5,271       6,716     (21.5)        15,071       18,136      (16.9)
                                             ----------  ----------                 --------     --------
TOTAL REVENUE                                   $24,045     $31,534     (23.7) %    $ 70,224     $ 92,370      (24.0) %
                                             ==========  ==========                 =========    ========

     Total revenue decreased 23.7% and 24.0% in the three and nine months ended March 31, 1997 compared to the prior year primarily due to the decrease in software licenses revenue. The decline in license fee revenue in the three and nine months ended March 31, 1997 was primarily due to transitional changes in the Company's sales organization, and the loss of sales momentum and turnover in the European sales force mainly as a result of the Company's investigation into violations of the Company's revenue recognition policies.

     Software maintenance revenue was flat in the three and nine months ended March 31, 1997 compared to the same period last year. Client/server software maintenance revenue in the three and nine months ended March 31, 1997 represented 77% and 75% of total software maintenance revenue and grew 8.8% and 11.1% compared with the prior year. Mainframe software maintenance revenue decreased 22.9% and 25% in the three and nine months ended March 31, 1997 compared to last year primarily due to mainframe maintenance cancellations and continued migration to client/server platforms. Mainframe software maintenance revenue is expected to continue to decline.

     Implementation, consulting and other service revenue decreased 21.5% and 16.9% in the three and nine months ended March 31, 1997 compared to last year primarily due to the decreased demand for such services resulting from the decline in software license revenue and to the sale of the Company's Australian business to an agent.

COSTS AND EXPENSES

                                                 Three Months Ended     Percent    Nine Months Ended         Percent
                                                      March 31,         Change        March 31,              Change
                                              ---------------------   ----------  ----------------------    --------
                                                1997         1996                      1997         1996
                                              --------    ---------                  --------      -----
COST AND EXPENSES
 Selling and marketing                          $13,221     $13,144       0.6 %       $41,363     $38,205     8.3 %
 Cost of revenue and support                      8,140       8,045       1.2          23,138      22,533     2.7
 Internal research and product development        3,385       4,302     (21.3)         12,084      12,388    (2.5)
 Internally capitalized software                 (1,818)     (1,130)     60.9          (5,018)     (4,564)    9.9
 Software amortization                            1,848       1,191      55.2           5,156       4,934     4.5
 General and administrative                       3,222       3,223         -           9,337       9,299     0.4
                                                -------   ---------                   --------    -------
  Total costs and expenses before unusual
  charge and restructuring related costs         27,998      28,775      (2.7)         86,060      82,795     3.9

 Unusual charge                                       -           -      *                  -      23,167     *
 Restructuring related costs                      6,245           -      *              6,245           -     *
                                                -------   ---------                  --------    --------
   TOTAL COSTS AND EXPENSES                     $34,243     $28,775      19.0 %       $92,305    $105,962   (12.9) %
                                                =======   =========                  ========    ========

* % not meaningful.

     Selling and marketing expense increased slightly in the three months ended March 31, 1997 compared to the prior year mainly due to increased spending on marketing activities to promote the Company's new applications, offset by the cost reduction actions taken early in the current quarter and decreased commissions on lower software license revenue. Selling and marketing expense increased 8.3% in the nine months ended March 31, 1997 compared to the same period last year primarily due to increased spending on marketing activities to launch the Company's new applications.

     Cost of revenue and support increased 1.2% and 2.7% in the three and nine months ended March 31, 1997 compared to the prior year principally due to increased third party royalties on client server maintenance revenue.

     Internal research and product development expense decreased 21.3% and 2.5% in the three and nine months ended March 31, 1997 compared to last year mainly due to the cost reduction actions taken early in the current quarter in connection with the consolidation of the Company's product development activities in Ann Arbor, Michigan and reductions in staff.

     Internally capitalized software increased in the three and nine months ended March 31, 1997 compared to the prior year mainly due to the increased levels of development costs that were capitalizable. Software amortization expense increased in the three and nine months ended March 31, 1997 primarily due to the increased levels of capitalized software.

     During the third quarter ended March 31, 1997, the Company recorded a $6.2 million restructuring charge for management actions or plans in connection with the consolidation of the Company's product development activities in Ann Arbor, Michigan and reductions in staff and non-revenue generating costs. The restructuring had a $4.2 million negative after tax impact on net income. The restructuring charge includes staff reductions of approximately 70 employees. These cost reduction actions are expected to save approximately $7.0 million annually. At March 31, 1997, $2.7 million remains to be paid for termination of employment and contractual obligations related to these restructuring actions taken during this quarter.

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



NON-OPERATING INCOME AND EXPENSE



                                             Three Months Ended              Nine Months Ended
                                                  March 31,                      March 31,
                                       ----------------------------     ---------------------------
                                          1997             1996            1997           1996
                                          ----             ----            ----           ----
OTHER INCOME (EXPENSE)
Interest income                          $  64             $ 265           $ 377            $ 178
Exchange gain (loss)                       (77)               31            (321)             (81)
                                         -----             -----           -----            -----
TOTAL OTHER INCOME (EXPENSE)             $ (13)            $ 296           $  56            $  97
                                         =====             =====           =====            =====

     Interest income declined in the three months ended March 31, 1997 primarily due to lower cash levels as a result of cash used in operating and investment activities. Interest income increased in the nine months ended March 31, 1997 principally due to investment of the net proceeds received from the public offering of the Company's common stock in the quarter ended December 31, 1995. The foreign exchange loss principally reflects the strengthening of the British pound against other foreign currencies during the nine months ended March 31, 1997.


PROVISION (BENEFIT) FOR INCOME TAXES

     The effective income tax rate in the three and nine months ended March 31, 1997 was 32% and 34%, compared with 33% and 31% for the same periods a year ago. The lower effective tax rate for the current quarter was primarily the result of not recognizing state tax benefits on the net loss from operations. The lower tax rate on the net loss before taxes for the nine months ended March 31, 1996 was primarily due to the lower tax benefits from the software write-off. The net tax assets remaining at March 31, 1997 are projected by the Company to be utilized, primarily through income from future operations, before expiration.


FOREIGN CURRENCY

     In the three and nine months ended March 31, 1997, 44% and 48% of the Company's total revenue was from outside North America compared with 54% in the three and nine months ended March 31, 1996. Most of the Company's international revenue is denominated in foreign currencies. The Company recognizes currency transaction gains and losses in the period of occurrence. As currency rates are constantly changing, these gains and losses can, at times, fluctuate greatly.

     During the three and nine months ended March 31, 1997 foreign currency fluctuations on revenue denominated in a foreign currency were offset by currency fluctuations on expenses denominated in a foreign currency. For the three months ended March 31, 1997 the decrease in total revenue, at actual exchange rates, was $460,000 less than at comparable exchange rates. The increase in total expenses, at actual exchange rates, was $377,000 more than at comparable exchange rates. As a result of the changes in the foreign currency exchange rates, the increase in net loss before taxes, at actual exchange rates, was $83,000 less than at comparable exchange rates. For the nine months ended March 31, 1997 the decrease in total revenue, at actual exchange rates, was $1,030,000 less than at comparable exchange rates. The decrease in total expenses, at actual exchange rates, was $375,000 less than at comparable exchange rates. As a result of the changes in the foreign currency exchange rates, the increase in the net loss before taxes, at actual exchange rates, was $655,000 less than at comparable exchange rates.

     The Company had several forward exchange contracts totaling $9.3 million outstanding at March 31, 1997. See Note D of Notes to Condensed Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, cash and cash equivalents were $12 million, compared with cash of $27.5 million at June 30, 1996. The decrease in cash and cash equivalents is principally due to the net cash used for operating activities in the nine months ended March 31, 1997.

     Net cash used in operating activities was $8.3 million in the nine months ended March 31, 1997, compared with net cash provided by operating activities of $10 million in the nine months ended March 31, 1996. The decrease in net cash provided by operating activities was primarily due to the net loss from operations, and a $2.4 million payment to terminate the Company's lease obligation on its vacated London office facility.

     Net cash used in investing activities was $8.5 million in the nine months ended March 31, 1997, compared with $7.6 million in the nine months ended March 31, 1996. The increase in net cash used in investing activities was primarily due to the increase in capitalized computer software and property and equipment purchases. At March 31, 1997, the Company did not have any material capital expenditure commitments.

     Net cash provided by financing activities was $1.2 million in the nine months ended March 31, 1997 compared with $23.2 million in the nine months ended March 31, 1996. The Company completed a public offering in which it received net proceeds of $25.2 million in the second quarter ended December 31, 1995.

     Total assets were $83.4 million at March 31, 1997, compared with total assets of $98.2 million at June 30, 1996. Working capital as of March 31, 1997 was $2.4 million, compared with $24.6 million as of June 30, 1996. The decrease in both total assets and working capital from June 30, 1996 to March 31, 1997 was primarily due to the decline in cash and cash equivalents and accounts receivable.

     The Company's $10 million domestic unsecured credit agreement as amended has permitted borrowings based on a percentage of worldwide eligible accounts receivable and cash balances in excess of $2.5 million above outstanding debt. At March 31, 1997, the permitted borrowings available under this credit agreement were $7.0 million, of which no borrowings were outstanding.

     The Company believes that the combination of present cash balances, future operating cash flows and amounts available under credit facilities will be sufficient to meet the Company's currently anticipated cash requirements for at least the next twelve months.


SAFE HARBOR STATEMENT

     Certain information in this Form 10-Q contains "forward looking statements" within the meaning of the Securities Exchange Act of 1934, including those concerning the Company's future results and expected cost savings from cost reduction actions described in Item 1 "Financial Statements
- Note E to Notes to Condensed Consolidated Financial Statements" and Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Costs and Expenses". Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to, the demand for the Company's products and services; the size, timing and recognition of revenue from significant orders; increased competition; the Company's success in and expense associated with developing, introducing and shipping new products; new product introductions and announcements by the Company's competitors; changes in Company strategy; product life cycles; the cost and continued availability of third party software and technology incorporated into the Company's products; the impact of rapid technological advances, evolving industry standards and changes in customer requirements; the impact of recent transitional changes in North American and international management and sales personnel; the impact of the investigation into violations of the Company's revenue recognition policies on the Company's ongoing operations;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Four separate class action suits were filed against the Company and certain of its officers and directors in the United States District Court for the Eastern District of Michigan between August 9, 1996 and September 5, 1996, as reported in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996. These suits were filed on behalf of shareholders who had purchased the Company's common stock between April 17, 1996 and August 6, 1996, following the Company's announcement of certain violations of Company's revenue recognition policies. The court has since consolidated the four suits into one class action, and the plaintiffs have amended their complaint to expand the class to shareholders who had purchased the Company's common stock between August 2, 1995 and August 6, 1996. The action alleges that the plaintiffs sustained losses as a result of the defendants' alleged untrue statements of material facts and alleged omissions to state material facts necessary in order to make the statements not misleading, and seeks unspecified damages and costs. The Company is vigorously contesting the plaintiffs' claims.

ITEM 2. CHANGES IN SECURITIES

     On March 10, 1997, the Company granted an option to Mr. Daniel T. Carroll to purchase 10,000 shares of the Company's common stock at an exercise price of $15.75 per share, the closing price of the common stock on that date.
The option was granted in consideration for his increased responsibilities in assuming the position of Chairman of the Board of the Company. The option will vest on the later of March 10, 1998 or the date on which Mr. Carroll ceases to be Chairman of the Board of the Company; provided that the option will vest immediately in the event of a change in control of the Company. The option expires 30 months from the grant date or the date six months after which Mr. Carroll ceases to be Chairman of the Board of the Company, whichever occurs earlier. The Company did not register, and does not plan to register, the option or the common stock issuable upon the exercise of the option under the Securities Act of 1933, as amended (the "Act"), based upon exemptions from registration set forth in Section 4(2) of the Act and Regulation D. The Company relied upon these exemptions based upon Mr. Carroll's agreement to provide a signed investment representation at he time of the exercise of the option, his position as Chairman of the Board of the Company and the negotiated nature of the transaction.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a.)  The exhibits included herewith are set forth on the Index to Exhibits.


(b.)  Reports on Form 8-K.

      There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: MAY 15,  1997             COMSHARE, INCORPORATED
                                        (Registrant)




                                 /s/ Kathryn A. Jehle
                                -----------------------------------

                                  Kathryn A. Jehle
                                  Senior Vice President,
                                  Chief Financial Officer,
                                  Treasurer and Assistant Secretary

                               INDEX TO EXHIBITS



EXHIBIT NO.     DESCRIPTION

 4.08         Fourth Amendment to Comshare, Incorporated Amended and
              Restated Credit Agreement between Comshare, Incorporated and NBD Bank, formerly known as NBD Bank , N.A., Michigan dated March 31, 1997.

10.22 Stock Option Agreement, effective as of March 10, 1997, between Comshare, Incorporated and Daniel T. Carroll.

11.1          Computation of Net Income (Loss) per Common Share.

27            Financial Data Schedule.