Form 10-K405
period 1997-06-30
COMSHARE INC
filed 1997-09-29
CIK 201513

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JUNE 30, 1997

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           For the transition period from__________ to___________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES [X]     NO [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of August 29, 1997 based on $8.19 per share, the last sale price for the Common Stock on such date as reported on the Nasdaq Stock Market - National Market System, was approximately $77,668,000.

As of August 29, 1997 the Registrant had 9,871,773 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

           Document
Portions of Proxy Statement for the            Part of Form 10-K Report
1997 Annual Meeting of Shareholders            into which it is incorporated
("The 1997 Proxy Statement")                              III

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


GENERAL

Comshare, Incorporated and its subsidiaries (collectively referred to as "Comshare" or the "Company") develop, market and support client/server decision support software applications designed to improve business analysis, planning, reporting and decision making. The Company's software products enable the enterprise-wide integration and transformation of data into business-critical information and provide customers with robust multidimensional analysis capabilities. More specifically, the Company focuses on delivering complete decision support solutions by providing implementation, consulting, training and support services in these markets. Such complete decision support solutions permit the implementation and adoption of the Company's software applications throughout an enterprise, thus enabling end-users to make faster and better decisions. Comshare offers several decision support applications designed for use by customers in any industry, as well as decision support applications targeted to meet the specific needs of the retail industry.


BUSINESS STRATEGY

The Company's objective is to be the leading provider of client/server decision support applications in its target markets. The Company's strategy includes the following key elements:

1. A product strategy of offering complete decision support solutions. The Company's software products address the full range of a customer's information access and analysis needs from data extraction to end-user desktop access. Packaged applications are designed to satisfy the specific decision support needs of a company, especially in budgeting, planning, sales analysis, and performance measurement.

2. A product development strategy which uses a common technology platform, Comshare Application Architecture, for new products. Commander Decision was the first product built using the Comshare Application Architecture. The use of a common technology platform permits the addition of new software tools and technological advances to all products developed using the Comshare Application Architecture at the same time. In addition, the Company expects to be able to develop new packaged applications more quickly by leveraging the underlying technology capabilities of the Comshare Application Architecture.

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

4. A marketing strategy designed to leverage the Company's current customer base through sales of additional or new products to existing clients and the extension into other departments or functional areas of existing clients, and to leverage the Company's established direct and indirect international sales distribution network in 41 countries. By utilizing its extensive worldwide sales network, the Company can address the global needs of its international customers for decision support applications software and provide the implementation, consulting, training and support services required.

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


PRODUCTS

The Company offers several decision support applications designed for use by customers in any industry, as well as decision support applications targeted to meet the specific needs of the retail industry.

Comshare's software products are generally licensed to end-user customers under non-exclusive perpetual license agreements. Software license fees for the Company's decision support software applications vary widely depending upon the product, platform and number of users supported. Add-on features and products are available for additional fees. The initial amount paid by customers purchasing decision support applications typically covers the software license fee and product maintenance for the first year of the license. Customers may continue product maintenance thereafter for an annual fee normally ranging from 15 to 20 percent of the software license fee.


GENERAL INDUSTRY APPLICATIONS

The general industry sales force services all customers outside of the retail industry and sells the Company's products designed for use by customers in any industry. These products include Commander Decision, Commander DecisionWeb, Commander BudgetPLUS, Commander FDC and Commander Sales Analysis.


DSS Applications

Comshare's flagship products are Commander Decision and Commander DecisionWeb, the latest generation decision support products for client/server systems and web-based systems, respectively, which follow a long line of Executive Information Systems ("EIS") products offered by the Company. Comshare was among the first software companies to successfully introduce EIS products to the market.

Commander Decision and Commander DecisionWeb are decision support ("DSS") application designed to provide information to a wide range of business users for planning, analysis, reporting and decision-making. Typical applications include customer and product profitability analysis, sales reporting and analysis, business unit profitability analysis, critical success factor reporting and key performance indicator monitoring. The Company designed them to be customized by the Company's consultants, third parties or the customers themselves to meet specific customer requirements.

These products capitalize on the increased use of multidimensional analysis by business professionals to solve business problems. Using multidimensional analysis, business professionals view information in a manner which is consistent with their perception of the underlying business. For example, for a business organized along geographic lines and product lines, a business professional is able to view this data across multiple time periods. Commander Decision and Commander DecisionWeb facilitate these and other multidimensional analyses by permitting end-users to structure business data across the multiple dimensions of importance to these users.

Commander Decision includes a full suite of client/server software necessary to deliver enterprise-wide decision support solutions. Commander Decision is designed using the latest 32-bit Microsoft technology, and supports NT on the server and Windows 95 and Windows NT on the client/desktop.

The Commander Decision software includes:

      Data Integrator. A powerful back-end which gathers, consolidates, interprets, cleanses and reshapes data from multiple, disparate data sources, including spreadsheets, relational database management systems ("RDBMS"), data warehouses, legacy systems and other data repositories.

      Multidimensional Database Software. Customers can choose from one of three multidimensional databases: Essbase developed by Arbor Software Corporation ("Arbor"), Oracle Express provided by Oracle Corporation ("Oracle"), or TM1 provided by Applix, Inc. ("Applix"). Each of these multidimensional databases provides a comprehensive on-line analytical processing ("OLAP") solution that stores and summarizes data, and supports concurrent multi-user read-write for multidimensional analysis.

      Decision Access Module ("DecAM"). Comshare's internally-developed technology which is the backbone of Commander Decision. DecAM facilitates fast-response sorting of large volumes of data by reducing the size of the multidimensional database and increasing the speed of computation-intensive functions, such as sorting and ad hoc calculations, by processing the calculations on the server.

      Decision Desktop. An analysis and presentation front-end which presents business information in five ways: graphically, through charts; geographically, through an integrated mapping system; visually, through color-coded exception reporting; analytically, through ad hoc queries and calculations; and proactively, through Comshare's innovative Detect & Alert technology and advanced exceptions technology. By pointing and clicking, end-users are able to easily and quickly query the information, drill down for more detail, change dimensions and extract data for further analysis. End-users alternatively may select Microsoft Excel or Lotus 1-2-3 front-ends, which provide spreadsheet capability.

Commander DecisionWeb includes a full suite of software necessary for delivery of enterprise-wide decision support applications using a company's intranet. Commander DecisionWeb is a Web server-based component of Commander Decision which provides users with an alternative method of accessing the same multidimensional decision support applications available through Decision Desktop.

Using DecisionWeb, users around the world can link to DSS applications using only a Java-enabled Internet browser. DecisionWeb can deliver web-based applications with the functionality found in traditional client/server solutions, such as exception reporting, personal calculations, sorting, the ability to write data back to the central database, and customizable points of entry for individual users.

In addition to providing powerful user capabilities, the Java applet approach simplifies the process of building and maintaining production-scale applications. Commander DecisionWeb includes a developer module that allows administrators or information providers to define grid and chart formats, select data sources, and choose dimensions. DecisionWeb generates the appropriate Web pages, which can be distributed and customized as needed.

Commander Decision and its companion DecisionWeb are both based on the Comshare Application Architecture, so organizations can deliver the same applications using a combination of Commander Decision Desktops and Internet browsers. Decision and DecisionWeb together provide an effective solution for a wide range of application requirements and user needs. For example, sophisticated users can get the benefit of Decision Desktop's rich analysis environment, while the typical business user can analyze and report using the browser, and all users are able to access and work with the same applications and consistent data.


Budgeting and Financial Reporting Applications

Commander BudgetPLUS, commercially available at the end of fiscal 1996, is a client/server based application offering full multi-dimensional budgeting functionality.

As an integrated budgeting, analysis, and reporting application, Commander BudgetPLUS is designed to improve productivity, shorten budget cycles and enhance the quality and usability of an enterprise's budgeting information. Commander BudgetPLUS has built in data collection mechanisms that integrate with Lotus and Excel spreadsheets, and load enterprise data from other systems. Commander BudgetPLUS also offers salary planning and asset planning capabilities. Commander BudgetPLUS allows the end-users to define enterprise wide calculations, allocations and adjustments to the budget data. The use of the Comshare Application Architecture provides a powerful information delivery and analysis mechanism, exception reporting and enterprise-wide information distribution.

Commander FDC is a statutory consolidation and financial reporting application which collects and consolidates financial data from different general ledgers, spreadsheets, and other sources within a multi-division or multi-location company and produces consolidated financial reports for management, public and statutory reporting. Commander FDC performs currency translation, handles intercompany eliminations and account reclassifications and is readily adaptable to the changing reporting needs of the end-user.

Commander FDC consists of data extraction tools, a central database and a choice of front ends. The data extraction tools within Commander FDC collect, integrate, summarize and filter data from multiple, disparate data sources. Commander FDC utilizes a Btrieve database that permits the integration of consolidated historical and budgetary financial data, giving the end-user the option of a fully-integrated financial management system. Commander FDC is offered with Microsoft Excel or Lotus 1-2-3. Customers may separately purchase Execu-View Finance, which allows users point-and-click access to interactively browse, report, graph and analyze information generated by Commander FDC.


Other

Commander Sales Analysis, initially aimed solely at the consumer goods market, is now available to the broad general market. This application is designed for sales representatives, key account managers, business unit managers, and sales executives. Sales Analysis allows users to track sales and profits, compare actual results to planned targets, and monitor growth trends and product contributions. A unique and intuitive "Question and Answer" interface guides users through the database to find the most relevant information.

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

The Arthur Enterprise Suite

Comshare's Arthur Enterprise Suite, a set of retail decision support applications, enables retailers to focus an entire organization on strategic decision making, and integrates the critical business processes of merchandise
planning, allocation and tracking.   Arthur Enterprise Suite allows the
retailer to review results, plan future merchandise seasons, and respond quickly to actual performance as necessary.

Members of Arthur Enterprise Suite

TRACKING is a sale reporting application which enables retailers to see trends across the product lines at various levels of detail over multiple periods on a store-by-store basis. With Arthur's powerful exception highlighting, the users can spot market opportunities and changing sales patterns.

PLANNING enables retailers to create detailed merchandise plans. Goals can be pushed down rapidly to the detailed levels. The impact of a change at a detailed level can be quickly viewed at the summary. Gaps between desired sales targets and planned targets can be identified. The impact of intake timing, pricing, markdowns, or promotions can be analyzed, allowing the users to formulate alternative merchandise strategies quickly.

ALLOCATION gives the retailer an automatic way to allocate merchandise received among its stores. Using the assortment plan as the basis for distribution, Allocation can blend in current performance to optimize product allocations. Allocation allows retailers to match various products to each store's particular characteristics, customer base and capacity.


SERVICES AND SUPPORT

The Company offers implementation, consulting, training, pre-sales and post-sales technical support and maintenance to complement its software product offerings. Comshare supports its product offerings with customer support from its teams of industry and product decision support specialists and its worldwide agent/distributor network.


IMPLEMENTATION AND CONSULTING SERVICES

Implementation and consulting services are offered for all of the Company's decision support software products, and include application design and modification, installation assistance, implementation and troubleshooting support.

Comshare complements its services through partnership arrangements with value added consultants who complete a certification process. Implementation and consulting certification is a distinction given to recognize consultants qualified in the use of Comshare applications and products. The certification process is also designed to help Comshare's customers receive quality service and support, training, project oversight and service monitoring. Comshare certified value added consultants include, among others, Andersen Consulting, Applied Retail Technology, Legacy Technology, Orion Financials, and Technium in the U.S.; A.G. Solutions, Ltd. in the U.K.; Cap Gemini Sogeti and Valoris in France and Kurt Salmon Associates in the U.S., U.K. and Germany.


SOFTWARE MAINTENANCE AND SUPPORT

The Company provides customer telephone helpline support staffed with experienced professionals. Customers under maintenance receive product enhancements and updates, bug fixes and access to Comshare's helpline web pages. Initial product license fees typically include the first year of maintenance support. Thereafter, maintenance customers pay an annual maintenance fee, which is typically 15 to 20 percent of the software license fee.


CUSTOMER TRAINING

Comshare offers a training program to customers and third party consultants. Training classes are provided by the Company at customer sites, at its local sales offices and at its central training centers in Ann Arbor, Michigan and London, England. The Company's training program is designed for end-users and system support staff and includes a variety of training classes covering software applications functional use, applications building, and system administration.



CUSTOMERS

Comshare has implemented its client/server and mainframe decision support applications software, and is currently providing maintenance, at more than 3,000 corporate and public sector customer sites in 41 countries. Comshare's diversified customer base includes many Fortune 1000 and Financial Times 1000 industrial companies as well as large and mid-sized companies in the communications, financial services, health care, retail and transportation industries, and many governmental and other public sector organizations.


SALES AND MARKETING

Comshare products and services are sold on a worldwide basis by a direct sales operation and by an extensive worldwide agent/distributor network. Both of these complementary distribution channels leverage the Company's industry and application expertise and offer pre-sales and post-sales implementation, consulting, and customer support and services.

The Company sells and markets its software products and services in the United States, Canada, United Kingdom, France and Germany through direct sales organizations. Direct sales operations are organized geographically, and within a geographic region, are generally organized by industry.

The Company has an extensive agent/distributor network covering 36 countries not directly served by the Company. The Company has selected established software application vendors or systems integration firms to act as agents and distributors to market, implement and support Comshare products in their respective geographic areas. Comshare derived 20% of its total revenue in fiscal 1997 from the Company's agent/distributor network.

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


RESEARCH AND PRODUCT DEVELOPMENT

The Company's product development strategies are: (1) to provide packaged decision support applications that meet customer needs for planning, analysis, reporting, and improving the effectiveness of an organization's management; (2) to leverage a common technology platform, Comshare Application Architecture, for implementation on traditional client/server platforms and on the emerging intranet platform; (3) to provide multiple database technologies to better support customer needs; and (4) to leverage third-party software tools.

To support its application strategy, the Company developed a common architectural platform known as Comshare Application Architecture ("CAA").
This architecture is a three-tiered design that includes a database tier, an application server tier, and a client-side presentation tier with standard interfaces which allow changes in one tier without affecting the other tiers. The CAA offers several benefits for future product development. First, new applications can be developed using the CAA allowing the Company to leverage existing technology. Second, the CAA gives the Company the ability to support multiple platforms in its database and client tiers. Current platforms supported include Applix's TM1, Arbor's Essbase and Oracle's Express and Oracle7 databases. Third, CAA will enable the Company to implement innovative, differentiating features in the application server tier, which will benefit all applications developed based on CAA. Fourth, CAA will allow the Company to integrate its application products for the benefit of customers who buy multiple Comshare applications.

The Company has increasingly incorporated third-party tools into its products in order to focus its internal product development efforts on applications, and reduce product development risk and time to market. Commander Decision, which was built using the Comshare Application Architecture, employs third-party OLAP technology in its database tier and multiple third-party objects in its presentation tier (e.g. a third-party charting object, a third-party data grid object, a third-party geographic mapping object, and a third party scripting language).

During the fiscal years ended June 30, 1997, 1996, and 1995 worldwide internal research and development expenses were (in thousands):


                                           1997           1996           1995
                                           ----           ----           ----
Internal research and product development  $15,556        $15,977        $16,180
As a % of total revenue                       16.8%          13.4%          14.9%

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

Comshare distributes its software products under software license agreements which generally grant customers a non-exclusive license to use the Company's products. The Company considers its software products to be valuable and unique assets and actively attempts to protect them contractually by generally restricting usage to internal operations, and prohibiting the unauthorized reproduction or transfer to third parties. The Company also believes that the nature of its customers and the provision of continuing maintenance and support services reduce the risk of unauthorized reproduction.

The Company has registered certain of its trademarks and copyrights. The Company is the owner of various trademarks, including ARTHUR, BOOST(R), Commander Budget, Commander BudgetPLUS, Commander Decision, Detect and Alert(R), Commander EIS, Commander Execu-View Server, Commander FDC, Commander NewsAlert, The Decision Support Company(R), Commander DecisionWeb, and Comshare Application Architecture. The Company's software bears appropriate copyright notices.

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

Examples of third-party software tools that the Company incorporates into its products include Applix's TM1, Arbor's Essbase, Btrieve Technology, Inc.'s Btrieve database, Microsoft Excel, Oracle's Express, and Strategic Mapping, Inc.'s Atlas View SDK. During fiscal 1997, the Company was substantially dependent upon Arbor's Essbase to provide the critical multidimensional functionality for Commander Decision and certain of its other products. The Company's worldwide license for Essbase expires December 31, 2001. The license may be terminated in the event of an uncured material breach. The Company and Arbor disagree about certain definitions in the license agreement related to the calculation of royalties and are currently in litigation, see Item 3 - "Legal Proceedings" and Note 12 of Notes to Consolidated Financial Statements.

In fiscal 1997, the Company completed agreements with Oracle and Applix, and now offers Commander Decision on three different databases: Essbase, Express and TM1. The Company has under development relational versions of certain of its other applications. The Company's strategy is to support multiple databases through the use of Comshare Application Architecture.


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

The client/server applications software market, including the market for decision support software, is intensely competitive, highly fragmented and subject to rapid change and evolving industry standards. Because the Company offers multiple products, the Company competes with a variety of other companies depending on the target market for their applications software products. The Company competes primarily with Oracle Corporation, which purchased Express software from Information Resources, Inc., and Hyperion Software Corporation. In the retail decision support applications markets, the Company also competes with a few software vendors who have specific planning and sales tracking applications.

The Company also competes with a variety of additional software companies, third-party professional service organizations that develop custom software and with internal information technology departments which develop decision support solutions. Among The Company's current and potential competitors are a number of large software companies, including developers of spreadsheets, RDBMSs, data warehouses, database query and reporting tools, transaction processing-based applications and OLAP technologies, that may elect to increase the decision support capabilities of their current products or that may develop or acquire products that compete with the Company's products. In addition, recent acquisitions and adoptions of OLAP technologies by various software vendors may result in increased competition in the Company's markets. Increased competition could result in price reductions, reduced operating margins and loss of market share. In addition, many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of products than the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors.

INTERNATIONAL OPERATIONS

The Company derived 47.6%, 53.1% and 55.3% of its total revenue from outside North America in fiscal 1997, 1996, and 1995, respectively, and expects that revenue generated outside North America will continue to represent a significant portion of the Company's total revenue. This international business is subject to various risks inherent in international activities, including the impact on the Company's operations of, and the burdens of complying with, a wide variety of laws, regulations, rules and policies of local foreign governments, such as those relating to currency controls, hiring and termination of employees, import restrictions and the protection of proprietary rights.

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


EMPLOYEES

Comshare employed 579 full-time employees as of June 30, 1997; including 220 in sales and marketing, 121 in consulting and implementation services, 106 in research and product development, and 132 in customer support and administration. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced any work stoppages. The Company considers its relations with its employees to be good.


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

The Company's future results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to, the demand for the Company's products and services; the size, timing and recognition of revenue from significant orders; increased competition; the Company's success in and expense associated with developing, introducing and shipping new products, particularly in markets not previously served by the Company; new product introductions and announcements by the Company's competitors; changes in Company strategy; product life cycles; the cost and continued availability of third party software and technology incorporated into the Company's products; the impact of rapid technological advances, evolving industry standards and changes in customer requirements; the impact of recent transitional changes in North American and international management and sales personnel; the impact of the investigation into violations of the Company's revenue recognition policies on the Company's ongoing operations; cancellations of maintenance and support agreements; software defects; changes in operating expenses; variations in the amount of cost savings anticipated to result from cost reduction actions; the impact of cost reduction actions on the Company's operations; fluctuations in foreign exchange rates; and economic conditions generally or in specific industry segments. In addition, a significant portion of the Company's revenue in any quarter is typically derived from non-recurring license fees, a substantial portion of which is booked in the last month of a quarter. Since the purchase of the Company's products is relatively discretionary and generally involves a significant commitment of capital, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled. Further, the Company's expense levels are based, in part, on its expectations as to future revenue and a significant portion of the Company's expenses do not vary with revenue. As a result, if revenue is below expectations, results of operations are likely to be materially adversely affected.

ITEM 2. PROPERTIES

Comshare leases sales offices and general office space in 18 major cities throughout the United States, Canada and Europe. Comshare's primary leased locations are identified in the following table:



            Approximate                                           Lease
            Area in        Principal                              Expiration
Location    Square Feet    Activity                               Date
--------    -----------    --------                               ----
                          Headquarters,
                          Administration, Sales,
                          Marketing, Research
Ann Arbor,                and Product Development
Michigan      70,700      and Customer Support                    February 2005*

London,                   Administration, Sales, Marketing and
England       52,115      Implementation Services                 January 2008

* Option to cancel February 2000.



ITEM 3. LEGAL PROCEEDINGS

Between August 9, 1996 and September 5, 1996, following the Company's announcement of certain violations of the Company's revenue recognition policies, four separate shareholder class action suits were filed in the United States District Court for the Eastern District of Michigan against the Company and certain of its officers and directors on behalf of shareholders who had purchased the Company's common stock between April 17, 1996 and August 6, 1996. The Court consolidated the four suits into one class action, In Re Comshare, Incorporated Securities Litigation, and the plaintiffs amended their complaint to expand the class to shareholder who had purchased the Company's common stock
between August 2, 1995 and August 6, 1996.   The action alleged that the
plaintiffs sustained losses as a result of the defendant's alleged untrue statements of material facts and alleged omissions to state material facts necessary in order to make the statements made not misleading. The complaint sought unspecified damages and costs. On September 18, 1997 the court dismissed all of the claims. The plaintiffs have thirty days from the date of entry of the order in which to appeal the dismissal.

In 1996, Arbor Software Corporation ("Arbor"), following an audit of the Company's records, demanded that the Company submit certain issues involving interpretation of royalty provisions of the license agreement between the Company and Arbor to binding arbitration. Arbor and the Company were in the process of working out a procedure for and definition of all legal and accounting issues to be resolved by such arbitration when, on September 27, 1996, Arbor filed a lawsuit against Comshare in the United States District Court for the Northern District of California alleging breach of contract and fraud relating to royalty calculations. The Company filed a denial of all of Arbor's claims and filed a counterclaim against Arbor for fraud, defamation, unfair competition, interference with economic relationships and breach of contract. The parties are in the process of conducting discovery, and trial is currently scheduled for May 1998. The Company is contesting Arbor's claims and pursuing its own counterclaims vigorously.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

The Company's common stock is traded on The Nasdaq Stock Market - National Market System under the symbol "CSRE".

The following table sets forth, for the periods indicated, the high and low per share closing sales prices for the Company's common stock as reported on The Nasdaq Stock Market - National Market System. All amounts in the following table have been adjusted to reflect the three-for-two stock split effective in the second quarter of fiscal 1996.


                 FISCAL YEAR                       MARKET PRICES
                ENDING JUNE 30             HIGH                   LOW
                --------------             ----                   ---
         1995  First Quarter              $ 8.50                   6.00
               Second Quarter               9.83                   7.17
               Third Quarter               11.50                   8.83
               Fourth Quarter              14.33                  10.00

         1996  First Quarter               21.58                  13.50
               Second Quarter              25.67                  17.33
               Third Quarter               27.25                  20.00
               Fourth Quarter              31.50                  20.25

         1997  First Quarter               31.63                  11.63
               Second Quarter              17.50                  13.00
               Third Quarter               18.75                  13.00
               Fourth Quarter              14.38                  11.25

         1998  First Quarter              $12.38                   8.13
               (through August 29, 1997)



At August 29, 1997, there were approximately 1,200 holders of record of the Company's common stock.


                               DIVIDEND POLICY

The Company has not paid dividends on its common stock since incorporation. It is the Company's present policy to retain earnings for use in the Company's business. Accordingly, the Company does not anticipate that cash dividends will be paid in the foreseeable future. The Company's credit agreement contains covenants which prohibit the payment of cash dividends on the common stock. See Note 3 of the Notes to Consolidated Financial Statements regarding restrictions on the payment of dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION

The selected financial data for the five fiscal years ended June 30 are derived from the audited Consolidated Financial Statements of the Company. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes included elsewhere in this annual report on Form 10-K.




                                                             FISCAL YEAR ENDED JUNE 30,
                                          --------------------------------------------------------------------
                                          1997           1996               1995         1994             1993
                                          ----           ----               ----         ----             ----
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue                                 $ 92,831       $118,984           $108,358      $96,626         $105,194
Income from operations
  before unusual and
  restructuring charges                  (19,727)         6,375              8,850        3,991              218
Income (loss) from operations            (25,972)       (16,792)             2,485        1,648           (1,271)
Net income (loss)                        (17,117)        (9,891)             5,328          222           (1,763)
  Per share                             $  (1.75)      $  (1.09)          $   0.63      $  0.03         $  (0.22)
Average shares
  (thousands)                              9,770          9,048              8,398        8,234            7,978



                                                                        JUNE 30,
                                       ------------------------------------------------------------
                                          1997        1996        1995        1994          1993
                                        -------      ------      ------      ------        ------
                                                                 (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash & cash equivalents                $11,651     $27,468     $ 1,398      $ 1,774        $ 2,593
Total assets                            80,751      98,238      79,310       88,944         92,582
Long-term debt                             343       1,913       5,436       15,354         16,058
Total shareholders' equity             $31,959     $48,664     $32,548      $26,506        $26,161


ADDITIONAL DATA:

Number of employees at year-end            579         695         686          729            862


NOTES:   (1)   The income (loss) from operations for the fiscal years ended
               June 30, 1997, 1996, 1995, 1994 and 1993 includes restructuring and unusual charges of $6,245,000, $23,167,000, $6,365,000,
               $2,343,000 and $1,489,000, respectively. See Note 2 of the Notes to Consolidated Financial Statements for information regarding restructuring and unusual charges.


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


The following table sets forth for the periods indicated, certain financial data as a percentage of total revenue:



                                                         AS A PERCENT OF TOTAL REVENUE
                                                                 YEAR ENDED
                                                                  JUNE 30,
                                                                -------------
                                                  1997              1996                1995
                                                  ----              ----                ----
REVENUE
  Software licenses                                39.2 %          48.5 %               45.5 %
  Software maintenance                             38.8            31.2                 33.8
  Implementation, consulting and other services    22.0            20.3                 20.7
                                                 ------          ------               ------
TOTAL REVENUE                                     100.0           100.0                100.0
COSTS AND EXPENSES
  Selling and marketing                            57.7            43.2                 41.8
  Cost of revenue and support                      32.9            26.7                 22.9
  Internal research and product development        16.8            13.4                 14.9
  Internally capitalized software                  (7.5)           (5.2)               (10.8)
  Software amortization                             7.7             5.5                 12.2
  General and administrative                       13.7            11.0                 10.8
  Unusual charge                                      -            19.5                  5.9
  Restructuring related costs                       6.7               -                    -
                                                 ------          ------               ------
TOTAL COSTS AND EXPENSES                          128.0           114.1                 97.7
                                                 ------          ------               ------
INCOME (LOSS) FROM OPERATIONS                     (28.0)          (14.1)                 2.3
Interest and other income (expense)                 0.2             0.4                 (0.2)
                                                 ------          ------               ------
INCOME (LOSS) BEFORE INCOME TAXES                 (27.8)          (13.7)                 2.1
Provision (benefit) for income taxes               (9.4)           (5.4)                (2.8)
                                                 ------          ------               ------
NET INCOME (LOSS)                                 (18.4)%          (8.3)%                4.9 %
                                                 ======          ======               ======

REVENUE



                           YEAR ENDED                 YEAR ENDED             YEAR ENDED
                           JUNE 30,     PERCENT       JUNE 30,     PERCENT    JUNE 30,
REVENUE                    1997         CHANGE        1996         CHANGE      1995
                           ----         ------        ----         ------     ------
  Software licenses      $  36,455      (36.8)%      $ 57,715      17.1%     $  49,294
  Software maintenance      35,983       (3.0)         37,095       1.2         36,649
  Implementation &
  consulting svcs.          20,393      (15.6)         24,174       7.8         22,415
                         ---------                   --------                ---------
TOTAL REVENUE            $  92,831      (22.0)%      $118,984       9.8%     $ 108,358
                         =========                   ========                =========

Total revenue decreased 22% in fiscal 1997 compared with fiscal 1996 primarily due to the decline in software license revenue. Total revenue increased 9.8% in fiscal 1996 compared with fiscal 1995 primarily due to the growth in software license revenue.


SOFTWARE LICENSE REVENUE

Software license revenue decreased 36.8% in fiscal 1997 compared with fiscal 1996. The decline in software license fee revenue was mainly due to a loss of sales momentum from turnover in the Company's international sales force, as a result of the Company's investigation into violations of the Company's revenue recognition policies, and turnover in the Company's domestic sales force as a result of transitional changes in the sales organization.

Software license revenue increased 17.1% in fiscal 1996 compared with fiscal 1995. This growth in software license revenue primarily reflected the strong demand for the Company's application products, primarily Commander Decision and Commander OLAP, its predecessor.

In connection with the Company's fiscal 1996 year end audit, the Company discovered side letters setting forth conditions to certain foreign orders in violation of the Company's revenue recognition policies. No violations were found in U.S. orders. The growth in fiscal 1996 for all the Company's products was negatively impacted by these violations, although it is difficult to estimate what license growth would have been in fiscal 1996 without the violation of Company policies. The full impact on fiscal 1996 loss before taxes from orders requiring non-recognition or reversal was approximately $6.9 million, which included amounts for prior quarters and years. These prior period adjustments are not material to the quarters or year to which they relate, and prior period results were not restated.


SOFTWARE MAINTENANCE REVENUE

Software maintenance revenue decreased 3.0% in fiscal 1997 compared with fiscal 1996. The decrease in fiscal 1997 was mainly due to the decline in software maintenance revenue from mainframe products. Mainframe software maintenance revenue decreased 26.7% in fiscal 1997 and 30.9% in fiscal 1996 primarily due to mainframe maintenance cancellations and continued customer migration to client/server platforms. The decline in mainframe software maintenance revenue in fiscal 1997 was partially offset by an 8% increase in client/server maintenance revenue. Client/server software maintenance revenue represented 76%, or $27.4 million, of total software maintenance revenue in fiscal 1997, compared to 68%, or $25.4 million, in fiscal 1996 and 54%, or $19.7 million, in fiscal 1995.

Software maintenance revenue increased 1.2% in fiscal 1996 compared to fiscal 1995 principally due to the 28.8% growth in client/server maintenance revenue, partially offset by the 30.9% decline in mainframe software maintenance revenue.

Mainframe software maintenance revenue is expected to continue to decline.


IMPLEMENTATION AND CONSULTING SERVICES REVENUE

Implementation, consulting and other service revenue decreased 15.6% in fiscal 1997 compared with fiscal 1996 principally due to a lower number of billable consultants as a result of the lower level of software license revenue, and to the sale of the Company's Australian business to an agent in June 1996.

Implementation, consulting and other service revenue increased 7.8% in fiscal 1996 compared to fiscal 1995 primarily due to increased demand for such services resulting from the growth in client/server software license revenue, primarily in the EIS market.


COSTS AND EXPENSES





                                                YEAR                                YEAR                            YEAR
                                                ENDED                               ENDED                           ENDED
                                                JUNE 30,            PERCENT        JUNE 30,         PERCENT         JUNE 30,
                                                1997                CHANGE          1996            CHANGE           1995
                                                ----                ------          ----            ------          ------
COST AND EXPENSES
  Selling and marketing                         $ 53,552               4.3  %        $ 51,354          13.4 %         $ 45,283
  Cost of revenue and support                     30,594              (3.8)            31,814          28.3             24,799
  Internal research and product development       15,556              (2.6)            15,977          (1.3)            16,180
  Internally capitalized software                 (6,966)             13.2             (6,153)        (47.3)           (11,667)
  Software amortization                            7,129               9.1              6,535         (50.7)            13,250
  General and administrative                      12,693              (3.0)            13,082          12.2             11,663
                                                --------                             --------                        --------
   Total costs and expenses before unusual
   charge and restructuring costs                112,558                 -            112,609          13.2             99,508
  Unusual charge                                       -                 *             23,167             *              6,365
  Restructuring related costs                      6,245                 *                  -             -                  -
                                                --------                             --------                         --------
TOTAL COSTS AND EXPENSES                        $118,803             (12.5) %        $135,776          28.2 %         $105,873
                                                ========                             ========                         ========

* % not meaningful.

Total costs and expenses in fiscal 1997 included a $6.2 million charge for restructuring related costs, and in fiscal 1996 a $23.2 million non-cash charge to write off capitalized software. Total operating expenses, excluding restructuring and unusual charges, in fiscal 1997 were relatively flat compared with fiscal 1996, and increased 13.2% from fiscal 1995 to fiscal 1996.

Selling and marketing expense increased 4.3% in fiscal 1997 compared to fiscal 1996 primarily due to increased spending on marketing activities to promote the Company's new applications. The increase was partially offset by the cost reduction actions taken in the third quarter of fiscal 1997 and decreased commissions on lower software license revenue. Selling and marketing expense increased 13.4% in fiscal 1996 compared to fiscal 1995 mainly due to increased employee-related expenses, including travel and compensation costs, and agency fees, incurred in support of the growth in software license revenue.

Cost of revenue and support expense decreased 3.8% in fiscal 1997 compared with fiscal 1996 principally due to the decrease in implementation services costs with lower service revenue. Cost of revenue and support expense increased 28.3% in fiscal 1996 compared with fiscal 1995 primarily due to increased third party royalty fees as a result of increased software license revenue from certain Comshare products, and higher employee-related costs and outside consulting fees related to the growth in implementation and consulting services revenue.

Internal research and product development expense decreased 2.6% in fiscal 1997 compared to fiscal 1996 mainly due to the cost reduction actions taken early in the third quarter of fiscal 1997 in connection with the consolidation of the Company's product development activities in Ann Arbor, Michigan and closing of the Leicester, England product development facility, partially offset by increased spending for on-going enhancements to existing software products. Internal research and product development expense in fiscal 1996 was relatively flat compared with fiscal 1995 reflecting relatively little change in the size of the development staff.

Internally capitalized software increased 13.2% in fiscal 1997 compared to fiscal 1996 mainly due to the increased levels of development costs that were capitalizable. Software amortization expense increased in fiscal 1997 compared to fiscal 1996 due to the increased levels of capitalized software. Internally capitalized software and software amortization expense decreased in fiscal 1996 compared to fiscal 1995 primarily due to the reduced levels of capitalized software as a result of the $23.2 million write-off of capitalized software in the second quarter of fiscal 1996 as described below.

General and administrative expense, excluding the fiscal 1996 provisions for $900,000 of professional service fees associated with the investigation into violations of the Company's revenue recognition policies, $760,000 reserved in connection with the termination of the Company's vacated office facility in London, England and $600,000 gain on sale of the Company's Australian business, increased 5.6% in fiscal 1997 compared to fiscal 1996, and increased 3.1% in fiscal 1996 compared to fiscal 1995. The increase in fiscal 1997 was primarily due to increased legal fees as a result of the Arbor Software litigation as described under Item 3 - "Legal Proceedings" and Note 12 of the Notes to Consolidated Financial Statements. The increase in fiscal 1996 was primarily attributable to employee-related costs.

In fiscal 1997, during the third quarter ended March 31, 1997, the Company recorded a $6.2 million restructuring charge for management actions or plans in connection with the consolidation of the Company's product development activities in Ann Arbor, Michigan and reductions in staff and non-revenue generating costs. The restructuring had a $4.2 million negative after tax impact on net income. The restructuring charge included staff reductions of approximately 70 employees. These cost reduction actions were expected to save approximately $6.8 million annually. At June 30, 1997, $2.0 million remains to be paid for termination of employment and contractual obligations related to these restructuring actions taken during the third quarter ended March 31, 1997. See Note 2 of Notes to Consolidated Financial Statements. The Company will incur a charge of approximately $1.6 million related to the termination of certain executives and others in the first quarter of fiscal 1998.

In fiscal 1996, during the second quarter ended December 31, 1995, the Company recorded a $23.2 million non-cash charge to write off certain capitalized software. The write-off had a $15.5 negative after tax impact on net income. The write-off was the result of strong customer interest in the Company's product, Commander Decision, for customizable decision support applications, which substantially reduced the realizable value of the Company's older desktop products. The write-off also reflected the reduction of the estimated useful service life of the Company's products and the amortization period of its capitalized software costs, prompted by the Company's acceleration of its product development cycles in response to changes in the technological environment in the decision support applications market. See Note 2 of Notes to Consolidated Financial Statements.


OTHER INCOME AND EXPENSE


                                          YEAR ENDED JUNE 30,
                                  ---------------------------------
                                  1997          1996           1995
                                  ----          ----           ----
OTHER INCOME (EXPENSE)
  Interest income (expense)      $ 494         $ 492          $ (512)
  Exchange gain (loss)            (310)          (50)            307
                                 -----         -----          ------
TOTAL OTHER INCOME (EXPENSE)     $ 184         $ 442          $ (205)
                                 =====         =====          ======

The increase in net interest income resulted from a decline in interest expense and bank related charges in fiscal 1997 compared to fiscal 1996. Partially offsetting lower interest expense was a decrease in interest income in fiscal 1997 compared to fiscal 1996 primarily due to lower cash levels as a result of cash used in operating and investment activities. Interest income increased in fiscal 1996 compared to fiscal 1995 due to investment of the net proceeds received from the public offering of the Company's common stock closed in the second quarter ended December 31, 1995 (see Note 4 of Notes to Consolidated Financial Statements) and the reduced loan balances outstanding following the closing of the offering.


FOREIGN CURRENCY

In fiscal 1997, 1996, and 1995, 47.6%, 53.1%, and 55.3% of the Company's total revenue was from outside North America. Most of the Company's international revenue is denominated in foreign currencies. Comshare recognizes currency transaction gains and losses in the period of occurrence. As currency rates are constantly changing, these gains and losses can, at times, fluctuate greatly. The $310,000 foreign exchange loss in fiscal 1997 principally reflected the weakening of certain foreign currencies against the British pound during the twelve months ended June 30, 1997. The Company had an exchange loss of $50,000 in fiscal 1996, compared with an exchange gain in fiscal 1995. The exchange gain in fiscal 1995 was attributable to the strengthening of certain foreign currencies against the British pound.

Foreign currency fluctuations in fiscal 1997, 1996, and 1995 impacted operating income as currency fluctuations on revenue denominated in a foreign currency were partially offset by currency fluctuations on expenses denominated in a foreign currency. In fiscal 1997, the decrease in total revenue, at actual exchange rates, was $1,142,000 less than at comparable exchange rates. The decrease in total expenses in fiscal 1997, at actual exchange rates, was $858,000 less than at comparable exchange rates. As a result of the changes in the foreign currency exchange rates, the increase in the net loss before taxes in fiscal 1997, at actual exchange rates, was $284,000 less than at comparable exchange rates. In fiscal 1996, the increase in total revenue at actual exchange rates was $216,000 less than at comparable exchange rates. The increase in total expenses in fiscal 1996 at actual exchange rates was $34,000 more than at comparable exchange rates. As a result of the changes in the foreign currency exchange rates, the increase in net loss before taxes in fiscal 1996, at actual exchange rates, was $250,000 more than at comparable exchange rates.

The Company at various times denominates borrowings in foreign currencies and enters into forward exchange contracts to hedge exposures related to foreign currency transactions. The Company does not use any other types of derivatives to hedge such exposures nor does it speculate in foreign currency. In general, the Company uses forward exchange contracts to hedge against large selective transactions that present the most exposure to exchange rate fluctuations. At June 30, 1997 and June 30, 1996 the Company had forward contracts of approximately $1.8 million and $5.7 million (notional amounts), respectively, denominated in foreign currencies. The contracts outstanding at June 30, 1997 mature through July 25, 1997 and are intended to hedge various foreign currency commitments due from foreign subsidiaries and the Company's agents and distributors. Due to the short term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amount at June 30, 1997 and 1996.

Inflation did not have a material impact on the Company's revenue or income from operations in fiscal 1997, 1996 or 1995.


INCOME TAXES

The benefit from income taxes in fiscal 1997 was $8.7 million related to the Company's operating loss for the current year. The benefit from income taxes in fiscal 1996 was $6.5 million which included the tax benefits related to the Company's operating loss, and $1.2 million related to the settlement of certain tax issues and the amendment of certain tax returns to claim credits which had previously not been claimed. The benefit from income taxes in fiscal 1995 was $3.0 million which included the release of tax valuation reserves of $2.5 million related to tax credits. This release was attributable to the significant improvement in the Company's profitability in fiscal 1995, which allowed the realization of a significant portion of these credits. In addition, settlements with tax authorities regarding certain outstanding issues allowed the Company to release tax reserves of $1.6 million in fiscal 1995 previously established against these exposures.

Realization of deferred tax assets associated with the Company's future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the deferred tax assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized through future taxable income or by using a tax strategy currently available to the Company. On a quarterly basis, management will assess whether it remains more likely than not that the deferred tax assets will be realized. This assessment could be impacted by a combination of continuing operating losses and a determination that the tax strategy is no longer sufficient to realize some or all of the deferred tax assets. If management determines that it is no longer more likely than not that the deferred tax assets will be realized, a valuation allowance will be required against some or all of the deferred tax assets. This would require a charge to the income tax provision, and such charge could be material to the Company's results of operations.

A comparative analysis of the factors influencing the effective income tax rate is presented in Note 8 of the Notes to Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, cash and cash equivalents were $11.7 million, compared with cash and cash equivalents of $27.5 million at June 30, 1996. The decrease in cash and cash equivalents was principally due to the net cash used for operating and investing activities in the twelve months ended June 30, 1997.

Net cash used in operating activities was $8.4 million in fiscal 1997, compared with net cash provided by operating activities of $13.8 million in fiscal 1996. The decrease in net cash provided by operating activities was primarily due to a $17.1 million net loss from operations, and a $2.4 million payment to terminate the Company's lease obligation on its vacated London office facility. Partially offsetting the net loss from operations was a $ 10.2 million decrease in accounts receivable balances as a result of improved collections in fiscal 1997.

Net cash used in investing activities was flat in fiscal 1997 compared to fiscal 1996. At June 30, 1997, the Company did not have material capital expenditure commitments. In fiscal 1998, property and equipment purchases are expected to be comparable or lower than fiscal 1997, while additions to internally developed software are expected to continue at levels similar to those in fiscal 1997.

Net cash provided by financing activities was $3.5 million in fiscal 1997, compared with $23.0 million in fiscal 1996. During fiscal 1996, the Company completed a public offering in which it received net proceeds of $25.2 million in the second quarter ended December 31, 1995.

Working capital as of June 30, 1997 was a negative $1 million, compared with $24.6 million as of June 30, 1996. Working capital includes deferred revenue of $19.9 million as of June 30, 1997, compared with $18.4 million as of June 30, 1996. Deferred revenue principally relates to maintenance contracts, and represents a noncash obligation. Total assets were $80.8 million at June 30, 1997, compared with total assets of $98.2 million at June 30, 1996. The decrease in both working capital and total assets was primarily due to the decrease in cash and cash equivalents and accounts receivable.

Effective September 23, 1997 the Company entered into a new $10 million credit agreement with its bank which matures on October 1, 2000. Borrowings are secured by accounts receivable and the credit agreement contains covenants regarding among other things, earnings, leverage, net worth and payment of dividends. Under the terms of the agreement, the Company is not permitted to pay cash dividends on its common stock. Permitted borrowings available as of September 23, 1997 under the credit agreement, which are based on a percentage of worldwide eligible accounts receivable, were $9.2 million. The interest rate is based on LIBOR, plus applicable margin, which varies between 1.0% and 1.75%. The Company will borrow approximately $3 million under the new credit agreement to repay all amounts borrowed under its existing credit agreement.

The Company had a $10 million credit agreement with another bank as of June 30, 1997, which it will terminate on or about September 30, 1997. At June 30, 1997, there was $4 million outstanding under this credit agreement. At June 30, 1997 interest was at 8.5% for domestic borrowings, and at the Eurodollar rate for foreign borrowings, which varied between 0.5% and 6% plus applicable margin, which varied between 1.5% and 2% (2% at June 30, 1997).

In addition, certain of the Company's European subsidiaries have local currency overdraft facilities with banks, which totaled $1.1 million at June 30, 1997. The Company had outstanding borrowings of $138,000 at June 30, 1997 under these facilities. The interest rates generally vary with the banks' base rate. Most of such borrowings are guaranteed by the Company.

The Company believes that the combination of present cash balances, lease financing, and amounts available under credit facilities will be sufficient to meet the Company's currently anticipated cash requirements for at least the next twelve months. The foregoing statement is a "forward looking statement" within the meaning of the Securities Exchange Act of 1934. The extent to which such sources will be sufficient to meet the Company's anticipated cash requirements is subject to a number of uncertainties including the ability of the Company's operations to generate sufficient cash to support operations, and other uncertainties described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement."


SAFE HARBOR STATEMENT

Certain information in this Form 10-K contains "forward looking statements" within the meaning of the Securities Exchange Act of 1934, including those concerning the Company's future results and expected cost savings from cost reduction actions described in Note 2 of "Notes to Consolidated Financial Statements" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Costs and Expenses". Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to, the demand for the Company's products and services; the size, timing and recognition of revenue from significant orders; increased competition; the Company's success in and expense associated with developing, introducing and shipping new products; new product introductions and announcements by the Company's competitors; changes in Company strategy; product life cycles; the cost and continued availability of third party software and technology incorporated into the Company's products; the impact of rapid technological advances, evolving industry standards and changes in customer requirements; the impact of recent transitional changes in North American and international management and sales personnel; the impact of the investigation into violations of the Company's revenue recognition policies on the Company's ongoing operations; cancellations of maintenance and support agreements; software defects; changes in operating expenses; variations in the amount of cost savings anticipated to result from cost reduction actions; the impact of cost reduction actions on the Company's operations; fluctuations in foreign exchange rates; and economic conditions generally or in specific industry segments. In addition, a significant portion of the Company's revenue in any quarter is typically derived from non-recurring license fees, a substantial portion of which is booked in the last month of a quarter. Since the purchase of the Company's products is relatively discretionary and generally involves a significant commitment of capital, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled. Further, the Company's expense levels are based, in part, on its expectations as to future revenue and a significant portion of the Company's expenses do not vary with revenue. As a result, if revenue is below expectations, results of operations are likely to be materially adversely affected.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

Not applicable.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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




                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the Company's 1997 Proxy Statement under the captions "Election of Directors" and "Further Information-Executive Officers."


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's 1997 Proxy Statement under the caption "Executive Compensation."

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Information required by this Item is incorporated herein by reference to the Company's 1997 Proxy Statement under the captions "Further
Information-Principal Shareholders" and "Further Information-Stock Ownership of Management."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is incorporated herein by reference to the Company's 1997 Proxy Statement under the captions "Certain Relationships and Related Transactions."

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

       3. The exhibits filed with this report are listed in the Exhibit
          Index which appears on page 48. The following are the Company's management contracts and compensatory plans and arrangements which are required to be filed as exhibits to this Form 10-K:



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

10.04 Rules of the Comshare Retirement and Death Benefits Plan for employees of the United Kingdom, effective January 1, 1991, as amended - incorporated by reference to Exhibit 10.27 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1993.

10.05 Deed of Variation relating to the Comshare Retirement and Death Benefits Plan for employees of United Kingdom, dated July 30, 1997.

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

10.11 Description of Incentive Arrangements for certain executive officers for fiscal years 1994 and 1995-2000 - incorporated by reference to Exhibit
        10.12 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1996.

10.12 Stock Option Agreement, effective as of March 10, 1997, between Comshare, Incorporated and Daniel T. Carroll - incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-Q Report for the quarter ended March 31, 1997.

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

10.18 Letter of understanding between Comshare, Incorporated and Steven J. Tonissen regarding employment termination dated August 4, 1997.

10.19 Agreement between Comshare, Incorporated and Dion T. O'Leary dated July 9, 1997.

10.20 Letter agreement between Comshare, Incorporated and Geoffrey R. Cluett dated April 29, 1997 regarding term of employment and non-compete agreement.


(b)     Reports on Form 8-K.
                     There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

                             COMSHARE, INCORPORATED

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                              FINANCIAL STATEMENTS



                                                               PAGE
                                                               ----

Report of Independent Public Accountants                          26

Consolidated Statement of Operations for
  the Fiscal Years Ended June 30, 1997, 1996 and 1995             27

Consolidated Balance Sheet as of June 30, 1997 and 1996        28-29

Consolidated Statement of Cash Flows for the
  Fiscal Years Ended June 30, 1997, 1996 and 1995                 30

Consolidated Statement of Shareholders' Equity
  for the Fiscal Years Ended June 30, 1997, 1996 and 1995         31

Notes to Consolidated Financial Statements                     32-45




                                    SCHEDULE

II. Consolidated Schedule of Valuation and Qualifying Accounts    46

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Comshare, Incorporated:

We have audited the accompanying consolidated balance sheets of COMSHARE, INCORPORATED (a Michigan corporation) and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Comshare, Incorporated and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

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

Detroit, Michigan,
  September 23, 1997.

COMSHARE, INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)





                                                           FISCAL YEAR ENDED JUNE 30,
                                                    ----------------------------------------
                                                      1997            1996           1995
                                                      ----            ----           ----
REVENUE
  Software licenses                                 $ 36,455       $  57,715       $ 49,294
  Software maintenance                                35,983          37,095         36,649
  Implementation, consulting and other services       20,393          24,174         22,415
                                                    --------       ---------       --------
TOTAL REVENUE                                         92,831         118,984        108,358

COSTS AND EXPENSES
  Selling and marketing                               53,552          51,354         45,283
  Cost of revenue and support                         30,594          31,814         24,799
  Internal research and product development           15,556          15,977         16,180
  Internally capitalized software                     (6,966)         (6,153)       (11,667)
  Software amortization                                7,129           6,535         13,250
  General and administrative                          12,693          13,082         11,663
  Unusual charge                                           -          23,167          6,365
  Restructuring related costs                          6,245               -              -
                                                    --------       ---------       --------
TOTAL COSTS AND EXPENSES                             118,803         135,776        105,873
                                                    --------        --------       --------
INCOME (LOSS) FROM OPERATIONS                        (25,972)        (16,792)         2,485
OTHER INCOME (EXPENSE)
  Interest income (expense)                              494             492           (512)
  Exchange gain (loss)                                  (310)            (50)           307
                                                    --------        --------       --------
TOTAL OTHER INCOME (EXPENSE)                             184             442           (205)

INCOME (LOSS) BEFORE TAXES                           (25,788)        (16,350)         2,280
Benefit for income taxes                              (8,671)         (6,459)        (3,048)
                                                    --------        --------       --------
NET INCOME (LOSS)                                   $(17,117)       $ (9,891)      $  5,328
                                                    ========        ========       ========
WEIGHTED AVERAGE NUMBER OF COMMON
AND DILUTIVE COMMON EQUIVALENT SHARES                  9,770           9,048          8,398
                                                    ========        ========       ========
NET INCOME (LOSS) PER COMMON SHARE                  $  (1.75)       $  (1.09)      $   0.63
                                                    ========        ========       ========

        The accompanying notes are an integral part of this statement.

COMSHARE, INCORPORATED
CONSOLIDATED BALANCE SHEET
(DOLLARS IN THOUSANDS)




                                                                AS OF JUNE 30,
                                                            -----------------------
                                                        1997                      1996
                                                        ----                      ----
Assets

Current assets
  Cash and cash equivalents                          $ 11,651                  $  27,468
  Accounts receivable, less allowance for
      doubtful accounts of $1,053 and $1,411 as of
      June 30, 1997 and 1996, respectively             24,675                     34,853
  Deferred income taxes                                 1,953                        758
  Prepaid expenses and other current assets             5,298                      5,733
                                                     --------                   --------
      Total current assets                             43,577                     68,812
Property and equipment, at cost
  Computers and other equipment                        18,678                     24,946
  Leasehold improvements                                2,708                      2,999
                                                     --------                   --------
                                                       21,386                     27,945
  Less - Accumulated depreciation                      16,432                     23,426
                                                     --------                   --------
         Property and equipment, net                    4,954                      4,519
Computer software, net of accumulated
     amortization of $10,685 and $3,423 as of
     June 30, 1997 and 1996, respectively               9,175                      9,064
Goodwill, net of accumulated
     amortization of $1,551 and $1,684 as of
     June 30, 1997 and 1996, respectively               1,609                      1,947
Deferred income taxes                                  15,580                      7,940

Other assets                                            5,856                      5,956
                                                     --------                   --------
                                                     $ 80,751                   $ 98,238
                                                     ========                   ========

         The accompanying notes are an integral part of this statement.

COMSHARE, INCORPORATED
CONSOLIDATED BALANCE SHEET
(DOLLARS IN THOUSANDS)




                                                           AS OF JUNE 30,
                                                           --------------
                                                   1997                 1996
                                                   ----                 ----
Liabilities and Shareholders' Equity
 Current liabilities
   Notes payable                                $  4,332             $      -
   Accounts payable                               12,597               17,934
   Accrued liabilities -
      Payroll                                      3,191                3,394
      Taxes                                        1,953                3,171
      Other                                        2,601                1,391
                                                --------             --------
          Total accrued liabilities                7,745                7,956
   Deferred revenue                               19,868               18,364
                                                --------             --------
      Total current liabilities                   44,542               44,254
Long-term debt                                       343                1,913

Other liabilities                                  3,907                3,407

Commitments and contingencies

Shareholders' equity
   Capital stock:
     Preferred stock, no par value;
     authorized 5,000,000 shares; none issued          -                    -
     Common stock, $1.00 par value;
     authorized 20,000,000 shares; outstanding
     9,871,260 shares as of June 30, 1997
     and 9,691,443 shares as of June 30, 1996      9,871                9,691
   Capital contributed in excess of par           39,528               38,132
   Retained earnings (deficit)                   (12,363)               5,239
   Currency translation adjustments               (4,021)              (3,586)
                                                --------             --------
                                                  33,015               49,476
Less - Notes receivable                            1,056                  812
                                                --------             --------
      Total shareholders' equity                  31,959               48,664
                                                --------             --------
                                                $ 80,751             $ 98,238
                                                ========             ========

         The accompanying notes are an integral part of this statement.

COMSHARE, INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)




                                                                                   Fiscal Year Ended June 30,
                                                                           ---------------------------------------
                                                                            1997              1996           1995
                                                                            ----              ----           ----
Operating activities
  Net income (loss)                                                     $(17,117)           $ (9,891)       $   5,328
  Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
    Depreciation and amortization                                          9,582               8,330           15,901
    Write-off of capitalized software                                          -              23,167            6,365
    Noncash restructuring costs                                            1,317                   -                -
    Changes in operating assets and liabilities:
      Accounts receivable                                                 10,226              (5,679)           2,556
      Prepaid expenses and other assets                                      537                (928)              77
      Accounts payable                                                    (5,728)              6,686             (469)
      Accrued liabilities                                                   (160)                 58             (337)
      Deferred revenue                                                     1,314                 (19)          (1,489)
      Deferred income taxes                                               (8,829)             (8,238)          (4,645)
      Other liabilities                                                      427                 338               42
                                                                        --------            --------        ---------
      Net cash provided by (used in) operating activities                 (8,431)             13,824           23,329
Investing activities
    Additions to computer software                                        (7,066)             (6,207)         (11,667)
    Payments for property and equipment                                   (2,835)             (3,220)          (1,207)
    Other                                                                   (783)             (1,272)          (1,227)
                                                                        --------            --------        ---------
      Net cash used in investing activities                              (10,684)            (10,699)         (14,101)
Financing activities
    Net borrowings (payments) under notes payable                          4,053                   -              (33)
    Net repayments under debt agreements and capital lease
      obligations                                                         (1,403)             (3,394)         (10,044)
    Stock options exercised                                                  878                 474              248
    Issuance of common stock                                                   -              25,148                -
    Other                                                                    (31)                730              202
                                                                        --------            --------        ---------
      Net cash provided by (used in) financing activities                  3,497              22,958           (9,627)
Effect of exchange rate changes                                             (199)                (13)              23
                                                                        --------            --------        ---------
Net increase (decrease)  in cash                                         (15,817)             26,070             (376)

Balance at beginning of period                                            27,468               1,398            1,774
                                                                        --------            --------        ---------
Balance at end of period                                                $ 11,651            $ 27,468        $   1,398
                                                                        ========            ========        =========
Supplemental disclosures:
 Cash paid for interest                                                 $    169            $    371        $     690
                                                                        ========            ========        =========

 Cash paid for income taxes                                             $    740            $  1,869        $     558
                                                                        ========            ========        ==========

         The accompanying notes are an integral part of this statement.

COMSHARE, INCORPORATED
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)






                                                                      Fiscal Year Ended June 30,
                                                        ---------------------------------------------------
                                                         1997                1996                 1995
                                                         ----                ----                 -----
Common stock

   Balance beginning of year                             $ 9,691          $  8,221                $   8,037
   Employee Stock Purchase Plan                               18                26                       22
   1994 Executive Stock Purchase Program                      21                 -                      104
   Retirement of shares                                      (39)              (16)                      (2)
   Sale of common stock in a public offering                   -             1,294                        -
   Stock options exercised                                   180               166                       60
                                                         -------          --------                ---------
   Balance end of year                                     9,871             9,691                    8,221
                                                         -------          --------                ---------
Capital contributed in excess of par

   Balance beginning of year                              38,132            13,199                    11,982
   Employee Stock Purchase Plan                              333               384                       155
   1994 Executive Stock Purchase Program                     392                 -                       855
   Retirement of shares                                     (160)              (62)                       (3)
   Sale of common stock in a public offering                  --            23,854                         -
   Stock options exercised                                   831               757                       210
                                                         -------          --------                ----------
   Balance end of year                                    39,528            38,132                    13,199
                                                         -------          --------                ----------
Retained earnings (deficit)

   Balance beginning of year                               5,239            15,500                    10,190
   Net income (loss)                                     (17,117)           (9,891)                    5,328
   Retirement of shares                                     (485)             (370)                      (18)
                                                         -------          --------                ----------
   Balance end of year                                   (12,363)            5,239                    15,500
                                                         -------          --------                ----------
Currency translation adjustments

   Balance beginning of year                              (3,586)           (3,239)                   (3,504)
   Translation adjustments                                  (435)             (347)                      265
                                                         -------          --------                ----------
   Balance end of year                                    (4,021)           (3,586)                   (3,239)
                                                         -------          --------                ----------
Less - Notes receivable

   Balance beginning of year                                 812             1,133                       199
   1994 Executive Stock Purchase Program                     244              (122)                      934
   Employee Stock Ownership Plan                               -              (199)                        -
                                                        --------          --------                ----------

   Balance end of year                                     1,056               812                     1,133
                                                        --------          --------                ----------
         Total shareholders' equity                     $ 31,959          $ 48,664                $   32,548
                                                        ========          ========                ==========


         The accompanying notes are an integral part of this statement.

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY. Comshare, Incorporated (the "Company") develops, markets and supports client/server decision support applications software designed for business analysis, planning, reporting and decision making. The Company also provides services such as maintenance, training, consulting and support services. Comshare is currently providing maintenance at more than 3,000 corporate and public sector customer sites. The Company markets its products through a direct sales force in the United States, Canada, United Kingdom, France and Germany and has an extensive agent/distributor network in 36 other countries. The Company was incorporated in Michigan in February 1966 and commenced operations at that time.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All material intercompany accounts and transactions have been eliminated.

REVENUE. The Company's revenue consists of software license, software maintenance and implementation, consulting and other service revenue. Software license revenue is recognized when a customer contract is fully executed and the software has been shipped. Software maintenance revenue, whether bundled with a product license or priced separately, is recorded as deferred revenue on the balance sheet when invoiced and is recognized over the term of the maintenance contract. Implementation, consulting and other services revenue is recognized as the services are performed.

EXPENSE CLASSIFICATION. Selling and marketing expense primarily includes employee costs, travel costs, facilities expenses, advertising and agency fees. Cost of revenue and support includes personnel and other costs related to implementation and consulting services revenue, customer support costs, direct cost of producing software and royalty expense for products licensed from others for use in the Company's product offerings. Internal research and product development expense includes all such expense before computer software capitalization and amortization.

FOREIGN CURRENCY TRANSLATION. All assets and liabilities of the Company's foreign operations are translated at current exchange rates and revenue and expenses are translated at monthly exchange rates. Resulting translation adjustments are reflected as a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in net loss.

FINANCIAL INSTRUMENTS. The Company at various times enters into forward exchange contracts to hedge certain exposures related to identifiable foreign currency transactions that are relatively certain as to both timing and amount. Gains and losses on the forward contracts are recognized concurrently with the gains and losses from the underlying transactions. The forward exchange contracts used are classified as "held for purposes other than trading." The Company does not use any other types of derivative financial instruments to hedge such exposures, nor does it use derivatives for speculative purposes. At June 30, 1997 and 1996, the Company had forward foreign currency exchange contracts of approximately $1,809,000 and $5,746,000 (notional amounts), respectively. The contracts outstanding at June 30, 1997 mature through July 25, 1997 and are intended to hedge various foreign currency commitments due from foreign subsidiaries and the Company's agents and distributors. Due to the short term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amount at June 30, 1997 and 1996.

CASH AND CASH EQUIVALENTS. Cash and cash equivalents includes investments in highly liquid investments with maturities of ninety days or less.

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



COMPUTER SOFTWARE. The costs of developing and purchasing new software products and enhancements to existing software products are capitalized after technological feasibility is established. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic product lives and changes in software and hardware technology. Beginning October 1, 1995, capitalized development costs were amortized using the straight-line method over a two-year service life (see Note
2). Previously, capitalized development costs were amortized using a rolling three-year method, effectively a service life of approximately six years. The policy is reevaluated and adjusted as necessary at the end of each accounting period. On an ongoing basis, management reviews the valuation and amortization of capitalized development costs. As part of this review, the Company considers the value of future cash flows attributable to the capitalized development costs in evaluating potential impairment of the asset.

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

OTHER ASSETS. In fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which requires an evaluation of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. There was no adjustment to the Company's financial statements in fiscal 1997 as a result of this evaluation.

INCOME TAXES. The Company accounts for estimated income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement provides for an asset and liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

EARNINGS PER SHARE. Earnings per share of common stock is based on the daily weighted average number of shares of common stock outstanding considering the dilutive effect of outstanding stock options when appropriate. In February 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." See Note 4 of Notes to Consolidated Financial Statements for further discussion and pro forma disclosure.

STOCK PLANS. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25 "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. As supplemental information, the Company has provided pro forma disclosure of the fair value of stock options granted during fiscal 1997 and 1996 in accordance with the requirements of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." See Note 5 of Notes to Consolidated Financial Statements.

COMPREHENSIVE INCOME. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" which establishes standards for reporting comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as the total of net income and all other nonowner changes in equity. The Company has not yet adopted this statement but is required to adopt this statement for the fiscal year ending June 30, 1999.

SEGMENTS OF AN ENTERPRISE. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" which establishes standards for disclosures of certain segment information based on the "management approach" which organizes segments within a company the way the chief operating decision maker of that company organizes the

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


segments. The Company has not yet adopted this statement but is required to adopt this statement for the fiscal year ending June 30, 1999.


USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results may differ from these estimates.

RECLASSIFICATIONS. Certain amounts in the 1995 and 1996 financial statements have been reclassified to conform with 1997 presentations.

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



2. RESTRUCTURING AND UNUSUAL CHARGES

During the quarter ended March 31, 1997, the Company recorded a $6.2 million pre-tax restructuring charge for management actions or plans in connection with the consolidation of the Company's product development activities in Ann Arbor, Michigan and reductions in staff and non-revenue generating costs. This $6.2 million pre-tax charge was composed of a $2.4 million for personnel reductions, $2.6 million in space and office costs, and $1.2 million for non-compete and consulting agreement. The restructuring charge includes staff reductions of approximately 70 employees. These cost reduction actions were expected to save approximately $6.8 million annually. At June 30, 1997, $2.0 million remains to be paid for termination of employment and contractual obligations related to these restructuring actions.

The foregoing statements regarding the Company's expected cost savings from cost reduction actions contain "forward looking statements" within the meaning of the Securities Exchange Act of 1934. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to, those described under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement".

During the year ended June 30, 1996, the Company recorded a $23,167,000 non-cash charge to write off certain capitalized software. The write-off resulted from the strong customer interest in Commander Decision, the Company's newest generation product for customizable decision support applications, which substantially reduced the realizable value of the Company's older Commander desktop products, and the Company's acceleration of its product development cycles in response to changes in the technological environment in the decision support application software market.

The write-off reflected principally the Company's decision to focus its sales efforts on Commander Decision, which was released in December 1995. Commander Decision was introduced at the Company's Users Conference held during the second quarter of fiscal 1996 and generated greater interest than originally anticipated by the Company. This strong customer interest, combined with the Company's decision in fiscal 1996 to offer the new Commander Decision end-user front-end to existing maintenance-paying Commander OLAP customers at no charge, was expected to result in rapid migration from Commander OLAP front-ends to the Commander Decision front-end.

The write-off also reflected the reduction of the estimated useful service life of the Company's products and the amortization period for its capitalized software costs, prompted by the Company's acceleration of its product development cycle. The reduction of the software amortization period to two years and a review of projected revenues over this two-year service life resulted in the write-off of unamortized capitalized software development costs.

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


3.   BORROWINGS


                                          1997               1996
                                           ----               ----
Line of credit and overdraft facilities    $ 4,161          $ 1,913
Capital lease obligations                      514                -
                                           -------          -------
    Total debt outstanding                   4,675            1,913
Less: current portion                        4,332                -
                                           -------          -------
                                           $   343          $ 1,913
                                           =======          =======

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



Effective September 23, 1997 the Company entered into a new $10 million credit agreement with its bank which matures on October 1, 2000. Borrowings are secured by accounts receivable and the credit agreement contains covenants regarding among other things, earnings, leverage, net worth and payment of dividends. Under the terms of the agreement, the Company is not permitted to pay cash dividends on its common stock. Permitted borrowings available as of September 23, 1997 under the credit agreement, which are based on a percentage of worldwide eligible accounts receivable, were $9.2 million. The interest rate is based on LIBOR, plus applicable margin, which varies between 1.0% and 1.75%. The Company will borrow approximately $3 million under the new credit agreement to repay all amounts borrowed under its existing credit agreement.

The Company had a $10 million credit agreement with another bank as of June 30, 1997, which it will terminate on or about September 30, 1997. At June 30, 1997, there was $4 million outstanding under this credit agreement. At June 30, 1997 interest was at 8.5% for domestic borrowings, and at the Eurodollar rate for foreign borrowings, which varied between 0.5% and 6% plus applicable margin, which varied between 1.5% and 2% (2% at June 30, 1997).

In addition, certain of the Company's European subsidiaries have local currency overdraft facilities with banks, which totaled $1.1 million at June 30, 1997. The Company had outstanding borrowings of $138,000 at June 30, 1997 under these facilities. The interest rates generally vary with the banks' base rate. Most of such borrowings are guaranteed by the Company.

See Note 9 of Notes to Consolidated Financial Statements regarding capital lease obligations.


4. SHAREHOLDERS' EQUITY

The Board of Directors has the authority to issue up to 5,000,000 shares of no par value preferred stock. The shares can be issued in one or more series with full, limited or no voting powers and with such special rights, qualifications, limitations and restrictions as may be adopted by the Board of Directors.

In September 1996, the Company's Board of Directors approved a Shareholder Rights Plan ("Rights Plan"). Under the Rights Plan, the Company declared a dividend of one preferred stock purchase right on each outstanding share of common stock. Under certain conditions, each right may be exercised to purchase one one-hundredth share of Series A Preferred Stock at an exercise price of $110. Of the 5,000,000 preferred shares the Company is authorized to issue, 200,000 shares have been designated Series A Preferred. The Series A Preferred has certain dividend, voting and liquidation preferences. No preferred shares have been issued. The rights may only be exercised beginning ten business days following a public announcement that a person or group acquires 15% or more of the Company's common stock (subject to certain exceptions) or beginning ten business days (or under certain circumstances a later date) following the commencement or announcement of a tender or exchange offer which would cause that result. In addition, under certain circumstances, the rights will entitle shareholders (other than the acquiror) to purchase the Company's common stock, or stock of the acquiror, at a discount to market prices. The rights, which do not have voting rights, expire on September 30, 2006.

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

The Company's senior executives are encouraged to own Comshare common stock. To facilitate such ownership, the shareholders approved the 1994 Executive Stock Purchase Program which enables certain executives to purchase Comshare common stock at then current market prices directly from the Company via a promissory note. The promissory note cannot exceed the executive's base annual salary and is secured by the related common stock issued by the Company. The promissory note matures four years from the date of issuance. Interest is at the prime rate plus 1% and may be deferred until the promissory note matures. A total of 300,000 shares of the Company's

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

common stock has been reserved for issuance under the 1994 Executive Stock Purchase Program. For the year ended June 30, 1997, a total of 30,813 shares at prices ranging from $11.50 to $16 were issued in exchange for notes totaling $410,600. No shares were purchased under this program during fiscal 1996. For the year ended June 30, 1995, a total of 104,044 shares at prices ranging from $8.67 to $12.33 were issued in exchange for notes totaling $934,000. The aggregate principal balance of these promissory notes outstanding and due to the Company was $1,056,000 and $812,000 at June 30, 1997 and 1996, respectively.

During 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earning per Share", which changes the calculation of earnings per share to be more consistent with countries outside of the United States. Under the new statement, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. Basic EPS is computed using weighted average shares outstanding and does not include potentially dilutive securities. Diluted EPS is to be computed using the average share price for the period when calculating the dilution of options and warrants. This statement will be adopted by the Company as required in the second quarter ended December 31, 1997 consolidated financial statements (an interim period). Early adoption of SFAS 128 is not permitted. If this statement had been adopted for the periods presented, the net income per share amounts would have been as follows:


                                               1997        1996        1995
                                               ----        ----        ----
Net income (loss) per share as reported       $(1.75)     $(1.09)     $0.63

Pro forma basic net income (loss) per share    (1.75)      (1.09)      0.66

Pro forma diluted net income (loss) per share  (1.75)      (1.09)      0.63

5. STOCK OPTIONS

The Company has two stock option plans, the 1988 Stock Option Plan (the "1988 Plan") and the 1994 Directors Stock Option Plan (the "Directors Plan"). On March 10, 1997, the Company granted an option for 10,000 shares to the Company's Chairman at an exercise price of $15.75 per share which was the closing price of the common stock on that date. The option vests on March 10, 1998 or the date on which the Chairman ceases to be Chairman of the Board of the Company, whichever occurs last. The option vests immediately in the event of a change in control of the Company. The option expires thirty months from the grant date or six months after which the Chairman ceases to be Chairman of the Board of the Company, whichever occurs earlier.


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

The 1988 Stock Option Plan was amended in November 1994 to increase the number of shares of common stock authorized for grant from 900,000 shares to 1,275,000.

At June 30, 1997, the Company has reserved 849,782 shares of common stock for the exercise of employee stock options. The number of options outstanding and exercisable under the 1988 Plan was 603,884 and 225,011 at June 30, 1997, respectively.

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1994 DIRECTORS STOCK OPTION PLAN

The 1994 Directors Stock Option Plan, approved by the shareholders in November 1994, provides for the issuance of options to purchase up to 150,000 shares of the Company's common stock to non-employee directors of the Company. Options under the Directors Plan are granted at 100% of the market price on the date of grant, are exercisable at a rate of 25% per year after one year from the date of grant and have a term of five years.

At June 30, 1997 the Company has reserved 146,250 shares of common stock for the exercise of directors' stock options. The number of options outstanding and exercisable under the Directors Plan was 61,500 and 22,500 at June 30, 1997, respectively.


SUMMARY OF ACTIVITY

Stock option activity under all plans is summarized below:


                                          1997                   1996
                                   -----------------      ----------------
                                            Weighted               Weighted
                                            Average                Average
                                            Exercise               Exercise
                                   Shares   Price         Shares   Price
                                   ------   -----         ------   -----
Outstanding at beginning of year   762,756  $10.70        818,025  $6.71
Granted                            265,500   18.01        177,750  24.02
Exercised                         (179,501)   5.63       (167,394)  5.51
Canceled                          (173,371)  16.36        (65,625)  8.32
Outstanding at end of year         675,384   13.45        762,756  10.70
Options exercisable at year end    247,511                215,443
Weighted average fair value of
  options granted during the year   $17.31                 $22.87

A summary of outstanding and exercisable stock options as of June 30, 1997 is as follows:


                                  OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                         -----------------------------------     -------------------
                                       WEIGHTED
                                       AVERAGE      WEIGHTED                  WEIGHTED
                                       REMAINING    AVERAGE                   AVERAGE
RANGE OF                 NUMBER        CONTRACTUAL  EXERCISE     NUMBER       EXERCISE
EXERCISE PRICES          OUTSTANDING   LIFE         PRICE        EXERCISABLE  PRICE
---------------          -----------   ------       -----        -----------  -----
$ 4.08   to    $ 6.00     83,875        1.03        $ 4.64        71,875     $ 4.41
  6.17   to      7.33     90,000        1.66          6.75        56,250       6.63
  7.67   to      8.67     96,759        2.34          8.48        43,511       8.48
  8.75   to     13.00    115,000        3.22         11.26        47,625      10.89
 14.75   to     14.87     17,500        4.21         14.77             0       0.00
 14.88   to     14.88     69,500        4.46         14.88             0       0.00
 15.38   to     24.25    123,250        3.76         20.57        19,125      23.59
 24.50   to     26.00     11,500        3.54         25.48         2,875      25.48
 27.25   to     27.25     63,000        3.96         27.25         6,250      27.25
 27.50   to     27.50      5,000        4.05         27.50             0       0.00
                         -------        ----        ------       -------    -------
$ 4.08   to    $27.50    675,384        2.95        $13.45       247,511    $  9.18
                         =======                                 =======

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



PRO FORMA DISCLOSURE UNDER SFAS 123, "ACCOUNTING FOR STOCK-BASED
COMPENSATION"

Using the intrinsic value method of accounting for the value of stock options granted during fiscal 1997 and 1996, no compensation cost was recorded in the accompanying consolidated statement of operations. Had compensation costs been determined based on the fair value at the date of grant for awards in fiscal 1997 and 1996 consistent with the provisions of SFAS 123, net loss and net loss per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):



                                  1997           1996
                                  ----           ----
Net loss - as reported           $(17,117)      $ (9,891)
Net loss - pro forma              (17,785)       (10,292)

Net loss per share - as reported   (1.75)          (1.09)
Net loss per share - pro forma     (1.82)          (1.14)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. Because the SFAS 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The following weighted average assumptions were used in valuing the option grants:


                                    1997               1996
                                    ----               ----
STOCK OPTION PLANS:
  Expected life (years)               3.26               3.26
  Risk free interest rate             6.1%               6.4%
  Expected stock price volatility     0.56               0.59
  Expected dividend yield                -                  -

EMPLOYEE STOCK PURCHASE PLAN:
  Expected life (years)               0.50               0.50
  Risk free interest rate             6.1%               6.4%
  Expected stock price volatility     0.56               0.59
  Expected dividend yield                -                  -

6. EMPLOYEE STOCK PURCHASE PLAN

The Employee Stock Purchase Plan (the "ESPP") was approved by the shareholders in November 1994. A total of 300,000 shares of the Company's common stock have been reserved for issuance under the ESPP. The ESPP allows participating employees to purchase shares of the Company's common stock through payroll deductions at 85% of the fair market value at July 1 and January 1. Substantially all employees are eligible to participate in the ESPP. Under the ESPP, 18,233 shares, 26,218 shares and 21,834 shares were issued in fiscal 1997, 1996 and 1995, respectively.


7. BENEFIT PLANS

The Company has a profit sharing plan covering substantially all United States employees. The profit sharing plan provides for a minimum annual Company contribution of 2% of an employee's salary, and matching contributions based on employee 401(K) contributions. The Company also has a deferred compensation plan for United States officers for the payment of benefits which would not otherwise be eligible under its tax-qualified retirement plans. The Company contributions, other than the above, are discretionary and are determined by the Board of Directors.

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


The total contributions for both plans were $826,000, $1,183,000 and $1,224,000 in fiscal 1997, 1996 and 1995, respectively.

A subsidiary in the United Kingdom maintains, through a trustee, a defined benefit pension plan for substantially all of its employees hired before January 1, 1994 and a defined contribution plan for employees hired after January 1, 1994. Effective April 1, 1997, the defined benefit plan was frozen, with no further contributions or benefits accruing under the plan. The resulting curtailment loss was partially included in the restructuring related costs during fiscal 1997. As of the same date, the defined contribution plan was amended, providing a minimum annual company contribution of 2-1/2% of the employee's compensation, and matching contributions up to an additional 2-1/2% of compensation based on employee contributions. The defined contribution plan now covers substantially all United Kingdom employees. Prior to April 1, 1997, the defined contribution plan provided that participating employees contribute a minimum of 5% of their pensionable salary with the Company contributing 5%.

The components of pension expense for the fiscal year ended June 30 are as follows (in thousands):


                                                            1997               1996                 1995
                                                            ----               ----                 ----
Service cost for benefits earned during the year          $   473            $   429              $   540
Interest cost on projected benefit obligation               1,519              1,340                1,292
Actual return on assets                                    (3,468)            (1,899)              (1,347)
Net amortization and deferral                               1,913                722                  101
                                                          -------            -------              -------
Net pension expense                                       $   437            $   592              $   586
                                                          =======            =======              =======

The funded status of the pension plan as of June 30 is as follows (in thousands):


                                                           1997                       1996
                                                           ----                       ----
Actuarial present value of benefit obligations
  Vested benefits                                       $ 19,280                    $15,742
  Non-vested benefits                                          -                          -
                                                        --------                    -------
  Accumulated benefit obligation                          19,280                     15,742
Effects of salary progression                                  -                      1,583
                                                        --------                    -------
Projected benefit obligation                              19,280                     17,325
Plan assets at fair value                                 20,730                     17,314
                                                        --------                   --------
Plan assets over (under) projected benefit obligation      1,450                        (11)

Amounts not recognized in balance sheet:
  Unamortized transition obligation                           -                         650
  Unamortized net loss                                      599                       1,796
                                                        -------                     -------
Amount unamortized                                          599                       2,446
                                                        -------                     -------
Net pension assets                                      $ 2,049                     $ 2,435
                                                        =======                     =======

The actuarial present value of the projected benefit obligation was determined using a weighted average discount rate of 8.5% and an annual increase in future compensation of 6.5% for fiscal 1997, 1996 and 1995 calculations. The long term weighted average rate of return on assets used was 8.5% for fiscal 1997, 1996 and 1995.

The Company provides defined retirement benefits to the employees of the other foreign subsidiaries through various contribution plans. The amount charged to expense for these benefits was $146,000 in fiscal 1997, $228,000 in fiscal 1996 and $142,000 in fiscal 1995.

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



8. INCOME TAXES

A summary of income (loss) before provision (benefit) for income taxes and components of the provision (benefit) for income taxes for the years ended June 30 is as follows (in thousands):


                                                  1997                      1996                      1995
                                                  ----                      ----                      ----
Income (loss) before provision (benefit)
  for income taxes:
  Domestic                                        $ (8,650)               $(12,428)                  $    486
  Foreign                                          (17,138)                 (3,922)                     1,794
                                                  --------                --------                   --------
                                                  $(25,788)               $(16,350)                  $  2,280
                                                  ========                ========                   ========
Domestic provision (benefit) for income taxes:
  Current                                         $      -                $    731                   $    (15)
  Deferred                                          (2,907)                 (5,781)                    (2,773)

Foreign provision (benefit) for income taxes:
  Current                                                -                   1,000                      1,499
  Deferred                                          (5,764)                 (2,409)                    (1,759)
                                                  --------                --------                   --------
Benefit for income taxes                          $ (8,671)               $ (6,459)                  $ (3,048)
                                                  ========                ========                   ========

The differences between the United States Federal statutory income tax benefit and the consolidated income tax benefit for the years ended June 30 are summarized as follows (in thousands):


                                                          1997             1996          1995
                                                          ----             ----          ----
Federal statutory provision (benefit)                   $(8,768)         $(5,559)     $   775
Non-deductible meals and entertainment                      181              256          109
State income taxes, net of federal tax benefit               22              146           67
Increase in valuation reserve due to domestic
  and foreign losses without tax benefit and tax credits      -              872           42
Recognition of tax credits                                    -           (1,222)      (2,500)
Tax reserves released                                      (312)          (1,200)      (1,600)
Tax rate differences                                        (63)              76          (51)
Other, net                                                  269              172          110
                                                        -------          -------      -------
Actual income tax benefit                               $(8,671)         $(6,459)     $(3,048)
                                                        =======          =======      =======

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Deferred income taxes represent temporary differences in the recognition of certain items for income tax and financial reporting purposes. The components of the net deferred income tax asset as of June 30 are summarized as follows (in thousands):


                                         1997             1996
                                         ----             ----
Deferred income tax assets:
  Research and development           $    1,721      $     2,810
  Tax credits                             2,964            3,097
  Depreciation and amortization             729              975
  Net operating loss                     11,305            1,290
  Deferred revenue                          429              458
  Employee benefits                         752              901
  Accrued liabilities                       856              851
  Other                                   1,276              495
                                     ----------      -----------
                                         20,032           10,877
Valuation allowance                      (1,594)          (1,241)
                                     ----------      -----------
                                         18,438            9,636
Deferred income tax liabilities:
Employee benefits                          (790)            (808)
Other                                      (115)            (130)
                                     ----------      -----------
                                           (905)            (938)
                                     ----------      -----------
Net deferred income tax asset        $   17,533      $     8,698
                                     ==========      ===========

Realization of deferred tax assets associated with the Company's future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the deferred tax assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized through future taxable income or by using a tax strategy currently available to the Company. On a quarterly basis, management will assess whether it remains more likely than not that the deferred tax assets will be realized. This assessment could be impacted by a combination of continuing operating losses and a determination that the tax strategy is no longer sufficient to realize some or all of the deferred tax assets. If management determines that it is no longer more likely than not that the deferred tax assets will be realized, a valuation allowance will be required against some or all of the deferred tax assets. This would require a charge to the income tax provision, and such charge could be material to the Company's results of operations.

At June 30, 1997, for income tax purposes, the Company and certain of its foreign subsidiaries had available net operating loss carryforwards of
approximately $33 million.   If not used, these net operating loss
carryforwards, as well as the Company's general business tax credits, will expire between 1998 and 2012.


9. LEASES

The Company leases most of its office space, transportation and certain of its equipment under noncancelable capital and operating leases. Initial lease terms vary in length and several of the leases contain renewal options. The Company leases certain equipment under long-term lease agreements that are classified as capital leases, and the leased assets are included in "Property and equipment" in the accompanying Consolidated Balance Sheet. These capital leases terminate at various dates through fiscal 2000. Other leases are classified as operating leases and are not capitalized. Future minimum lease payments under all noncancelable capital and operating leases are as follows (in thousands):

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)





                                                                  OPERATING           CAPITAL
        FISCAL YEAR ENDING JUNE 30,              TOTAL              LEASE              LEASE
        ---------------------------              -----            ---------           -------
1998                                        $     4,369           $   4,144         $    225
1999                                              3,583               3,358              225
2000                                              3,120               2,962              158
2001                                              2,774               2,774                -
2002                                              2,428               2,428                -
2003 and thereafter                               8,243               8,243                -
                                            -----------           ---------         --------
Total minimum payments                      $    24,517           $  23,909         $    608
                                            ===========           =========
Less: amount representing interest                                                       (94)
                                                                                    --------
Present value of capital lease obligations                                               514
Less: current portion                                                                   (171)
                                                                                    --------
Long-term capital lease obligations                                                 $    343
                                                                                    ========

Total rental expense was $7,818,000 in fiscal 1997, $8,513,000 in fiscal 1996 and $7,252,000 in fiscal 1995. In August 1996, the Company surrendered its lease of the vacated London office. The cost to terminate the lease, approximately $2,600,000, was fully reserved for by the Company at June 30, 1996.


10. GEOGRAPHIC OPERATIONS AND SEGMENT INFORMATION

The following table summarizes selected financial information of the Company's operations by geographic location (in thousands):


                                            Fiscal Year Ended June 30,
                                            --------------------------
                                        1997             1996                1995
                                        ----             ----                ----
Revenue from customers:
  North America                     $   48,684         $   55,782          $    48,478
  International                         44,147             63,202               59,880
                                    ----------         ----------          -----------
    Total revenue                   $   92,831         $  118,984          $   108,358
                                    ==========         ==========          ===========
Operating income:
  North America                     $    5,377         $   15,720          $    15,205
  International                         (2,262)            12,438               15,392
                                    ----------         ----------          -----------
    Total operating income               3,115             28,158               30,597
Unallocated expenses, net              (28,903)           (44,508)             (28,317)
                                    ----------         ----------          -----------
Income (loss) before taxes          $  (25,788)        $  (16,350)         $     2,280
                                    ==========         ==========          ===========
Identifiable assets:
  North America                     $   38,948         $   53,635          $    16,672
  International                         32,628             35,539               29,962
                                    ----------         ----------          -----------
    Total identifiable assets           71,576             89,174               46,634
Computer software                        9,175              9,064               32,676
                                    ----------         ----------          -----------
Total assets                        $   80,751         $   98,238          $    79,310
                                    ==========         ==========          ===========

Unallocated expenses consist of general corporate expenses, internal research and product development expenses, interest expense and interest income. Unallocated expenses include $6,245,000 of restructuring related costs for cost reduction actions in fiscal 1997 and $23,167,000 and $6,365,000 of unusual charges related to the write-off of capitalized software in fiscal 1996 and 1995, respectively.

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



The presentation of information on a geographical basis requires the use of estimation techniques and does not take into account the extent to which the Company's marketing and management skills are inter-dependent.

The Company operates in one business segment: the development and marketing of computer software and related services.

No customer accounted for more than 5% of total revenues in the fiscal years ended June 30, 1997, 1996 and 1995.


11. QUARTERLY FINANCIAL DATA

Summarized quarterly financial data is as follows (unaudited and in thousands except per share data):


                                                           INCOME                                          NET
                                                           (LOSS)                   NET                   INCOME
                                                            FROM                   INCOME                 (LOSS)
                                     REVENUE              OPERATIONS               (LOSS)                PER SHARE
                                     -------              ----------               ------                ---------
 1997
 First Quarter                      $ 19,984              $ (7,709)              $ (4,931)                $(0.51)
 Second Quarter                       26,195                (4,173)                (2,762)                 (0.28)
 Third Quarter                        24,045               (10,198)                (6,923)                 (0.71)
 Fourth Quarter                       22,607                (3,892)                (2,501)                 (0.25)
                                    --------              ---------              --------
 Year ended June 30                 $ 92,831              $(25,972)              $(17,117)                $(1.75)
                                    ========              =========              ========

 1996
 First Quarter                      $ 28,653              $  2,628               $  1,510                 $ 0.17
 Second Quarter                       32,183               (18,979)               (12,864)                 (1.48)
 Third Quarter                        31,534                 2,759                  2,038                   0.20
 Fourth Quarter                       26,614                (3,200)                  (575)                 (0.06)
                                    --------              --------               --------
 Year ended June 30                 $118,984              $(16,792)              $ (9,891)                $(1.09)
                                    ========              ========               ========

 1995
 First Quarter                      $ 24,158              $  1,418               $    751                $  0.09
 Second Quarter                       27,656                 2,846                  1,681                   0.20
 Third Quarter                        27,704                 1,828                  1,204                   0.14
 Fourth Quarter                       28,840                (3,607)                 1,692                   0.20
                                    --------              --------               --------
 Year ended June 30                 $108,358              $  2,485               $  5,328                $  0.63
                                    ========              ========               ========



 During the quarter ended March 31, 1997, the Company recorded a $6,245,000 restructuring charge for management actions or plans in connection with the consolidation of the Company's product development activities in Ann Arbor, Michigan and reductions in staff and non-revenue generating costs.

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

 The fourth quarter ended June 30, 1995, also included a $4,100,000 tax benefit related to the recognition of prior years' net operating losses and tax credits as well as tax reserves released.

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



12.  LITIGATION

Between August 9, 1996 and September 5, 1996, following the Company's announcement of certain violations of the Company's revenue recognition policies, four separate shareholder class action suits were filed in the United States District Court for the Eastern District of Michigan against the Company and certain of its officers and directors on behalf of shareholders who had purchased the Company's common stock between April 17, 1996 and August 6, 1996. The Court consolidated the four suits into one class action, In Re Comshare, Incorporated Securities Litigation, and the plaintiffs amended their complaint to expand the class to shareholders who had purchased the Company's common stock
between August 2, 1995 and August 6, 1996.   The action alleged that the
plaintiffs sustained losses as a result of the defendants' alleged untrue statements of material facts and alleged omissions to state material facts necessary in order to make the statements made not misleading. The complaint sought unspecified damages and costs. On September 18, 1997 the Court dismissed all of the claims. The plaintiffs have thirty days from the date of entry of the order in which to appeal the dismissal.

In 1996, Arbor Software Corporation ("Arbor"), following an audit of the Company's records, demanded that the Company submit certain issues involving interpretation of royalty provisions of the license agreement between the Company and Arbor to binding arbitration. Arbor and the Company were in the process of working out a procedure for and definition of all legal and accounting issues to be resolved by such arbitration when, on September 27, 1996, Arbor filed a lawsuit against Comshare in the United States District Court for the Northern District of California alleging breach of contract and fraud relating to royalty calculations. The Company filed a denial of all of Arbor's claims and filed a counterclaim against Arbor for fraud, defamation, unfair competition, interference with economic relationships and breach of contract. The parties are in the process of conducting discovery, and trial is currently scheduled for May 1998. The Company is contesting Arbor's claims and pursuing its own counterclaims vigorously.

                             COMSHARE, INCORPORATED


                                  SCHEDULE II
                             CONSOLIDATED SCHEDULE
                       OF VALUATION & QUALIFYING ACCOUNTS



                                   Balance    Charged to   Deductions                        Balance
                                  Beginning   Costs and     from        Translation           End of
DESCRIPTION                       of Period   Expenses     Reserves     Adjustments  Other    Period
-----------                       ----------  --------     --------     -----------  -----    ------
Allowance for doubtful accounts
For the year ended June 30:
    1997                            $1,411      $  526      $ (916)     $   32        $  -     $1,053
                                    ======      ======      ======      ======        ======   ======
    1996                            $  887      $  578      $  (52)     $   (2)       $  -     $1,411
                                    ======      ======      ======      ======        ======   ======
    1995                            $1,161      $ (119)     $ (173)     $   18        $  -     $  887
                                    ======      ======      ======      ======        ======   ======

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Comshare, Incorporated


Date:  September 29, 1997            By:  /s/ Kathryn A. Jehle
       ------------------                 ---------------------------------
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


   Signature                        Title                                                 Date
   ---------                        -----                                                 ----
/s/ Dennis G. Ganster                President, Chief Executive
----------------------               Officer, and a Director                             September 29, 1997
Dennis G. Ganster                    (Principal Executive Officer)                       ------------------


/s/ Kathryn A. Jehle                 Senior Vice President,
----------------------               Chief Financial Officer,                            September 29, 1997
Kathryn A. Jehle                     Treasurer and Assistant Secretary                   ------------------
                                     (Principal Financial Officer)


/s/ R. Michael Mahoney               Senior Director of Finance,
----------------------               Chief Accounting Officer,                           September 29, 1997
R. Michael Mahoney                   (Principal Accounting Officer)                      ------------------

/s/ Daniel T. Carroll                Chairman of the Board
-----------------------                                                                  September 29, 1997
Daniel T. Carroll                                                                        ------------------

/s/ Geoffrey B. Bloom                Director
-----------------------                                                                  September 29, 1997
Geoffrey B. Bloom                                                                        ------------------

/s/ Richard L. Crandall              Director
-----------------------                                                                  September 29, 1997
Richard L. Crandall                                                                      ------------------

/s/ Stanley R. Day                   Director
-----------------------                                                                  September 29, 1997
Stanley R. Day                                                                           ------------------

/s/ W. John Driscoll                 Director
-----------------------                                                                  September 29, 1997
W. John Driscoll                                                                         ------------------

/s/ Alan G. Merten                   Director
-----------------------                                                                  September 29, 1997
Alan G. Merten                                                                           ------------------

/s/ John F. Rockart                  Director
-----------------------                                                                  September 29, 1997
John F. Rockart                                                                          ------------------

/s/ T. Wallace Wrathall              Director
-----------------------                                                                  September 29, 1997
T. Wallace Wrathall                                                                      ------------------

                               INDEX TO EXHIBITS



EXHIBIT NO.                       DESCRIPTION

 3.01                             Restated Articles of Incorporation of the Registrant, as amended -
                                  incorporated by reference to Exhibit 3.02 to the Registrant's 10-K Report for the fiscal year ended June 30, 1996.

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

 4.02                             Credit agreement dated September 23, 1997 among Comshare, Incorporated, its Borrowing
                                  Subsidiary (as defined therein) and Harris Trust and Savings Bank.

 4.03                             Rights Agreement, dated as of September 16, 1996, between Comshare,
                                  Incorporated and KeyBank National Association, as Rights Agent -
                                  incorporated by reference to Exhibit 2 to the Registrant's Registration
                                  Statement on Form 8-A, filed on September 17, 1996.

 4.04                             Form of certificate representing Rights (included as Exhibit B to the form of Rights Agreement filed as Exhibit 4.03).  Pursuant to the Rights
                                  Agreement, Rights Certificates will not be mailed until after the earlier of (i) the tenth business day (or such later date as may be determined by the Board of Directors, with the concurrence of a majority of the
                                  Continuing Directors, prior to such time as any person becomes an
                                  Acquiring Person) after the date of the commencement of, or first public announcement of the intent to commence, a tender or exchange offer by any person or group of affiliated or associated persons (other than the
                                  Company or certain entities affiliated with or associated with the
                                  Company), if, upon consummation thereof, such person or group of affiliated or associated persons would be the beneficial owner of 15% or more of such outstanding shares of common stock - incorporated by reference to Exhibit 1 to the Registrant's Registration Statement on Form
                                  8-A, filed on September 17, 1996.

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

10.04                             Rules of the Comshare Retirement and Death Benefits Plan for employees of the United Kingdom, effective January 1, 1991, as amended -
                                  incorporated by reference to Exhibit 10.27 to the Registrant's Form 10-K
                                  Report for the fiscal year ended June 30, 1993.

10.05                             Deed of Variation relating to the Comshare Retirement and Death Benefits
                                  Plan for employees of United Kingdom, dated July 30, 1997.

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

10.11 Description of Incentive Arrangements for certain executive officers for fiscal years 1994 and 1995-2000 - incorporated by reference to Exhibit
      10.12 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1996.

10.12 Stock Option Agreement, effective as of March 10, 1997, between Comshare, Incorporated and Daniel T. Carroll - incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-Q Report for the quarter ended March 31, 1997.

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

10.18 Letter of understanding between Comshare, Incorporated and Steven J. Tonissen regarding employment termination dated August 4, 1997.

10.19 Agreement between Comshare, Incorporated and Dion T. O'Leary dated July 9, 1997.

10.20 Letter agreement between Comshare, Incorporated and Geoffrey R. Cluett dated April 29, 1997 regarding term of employment and non-compete agreement.

10.21 Lease dated September, 1994, between Comshare, Incorporated, Tenant and MGI Holding, Inc., Landlord for office space located at 555 Briarwood Circle, Ann Arbor, Michigan 48108 - incorporated by reference to Exhibit
      10.18 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1994.

10.22 Agreement between Taurusbuild Limited, Comshare and Svenska
      Handelsbanken related to the lease of office space for the Company's London office facility - incorporated by reference to Exhibit 10.17 of the Registrant's Form 10-K Report for the fiscal year ended June 30, 1994.

10.23 Software License Agreement by and between Arbor Software Corporation and Comshare, Incorporated dated December 23, 1993 - incorporated by reference to Exhibit 10.20 to Amendment Number 3 to the Registrant's Form 10-K Report, filed November 8, 1995, for the fiscal year ended June 30, 1995. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2).

10.24 First Amendment to License Agreement by and between Arbor Software Corporation and Comshare, Incorporated dated March 1, 1994 - incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1995. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2).

11.1  Computation of per share earnings.

21.01 Subsidiaries of the Registrant.

23.01 Consent of Independent Public Accountants.

27.00 Financial Data Schedule.

99.00 Amended and Restated Profit Sharing Plan of Comshare, Incorporated, Form 11-K Annual Report - filed pursuant to Section 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1997.