Form 10-K405/A
period 1997-06-30
COMSHARE INC
filed 1997-10-01
CIK 201513

                                   FORM 10-K/A

                              (AMENDMENT NO. 1)

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

        The registrant files this Form 10-K/A (Amendment No. 1) solely to revise the Index to Exhibits and to refile Exhibits 23.01 and 99.00.

                                  SIGNATURE



        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  OCTOBER 1, 1997                 COMSHARE, INCORPORATED



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


 4.02* Credit agreement dated September 23, 1997 among Comshare, Incorporated, its Borrowing Subsidiary (as defined therein) and Harris Trust and Savings Bank.


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


10.05* Deed of Variation relating to the Comshare Retirement and Death Benefits
       Plan for employees of United Kingdom, dated July 30, 1997.


10.06 Interim Trust Deed establishing the Comshare Money Purchase Plan for employees of the United Kingdom, effective March 1, 1994 - incorporated by reference to Exhibit 10.08 to the Registrant's Form 10-K for the fiscal year ended June 30, 1994

10.07 Employment and NonCompetition Agreement between Comshare, Incorporated and T. Wallace Wrathall, effective as of April 1, 1994 - incorporated by reference to Exhibit 10.23 to the Registrant's Form 10-Q Report for the quarter ended December 31, 1994.

10.08 Amended and Restated Employee Agreement between Comshare,Incorporated and Richard L. Crandall effective July 1, 1994, as amended - incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-K for the fiscal year ended June 30, 1994.



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


10.18* Letter of understanding between Comshare, Incorporated and Steven J.
       Tonissen regarding employment termination dated August 4, 1997.

10.19* Agreement between Comshare, Incorporated and Dion T. O'Leary dated July
       9, 1997.

10.20* Letter agreement between Comshare, Incorporated and Geoffrey R. Cluett dated April 29, 1997 regarding term of employment and non-compete agreement.


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


11.1*    Computation of per share earnings.

21.01*   Subsidiaries of the Registrant.

23.01**  Consent of Independent Public Accountants.

27.00*   Financial Data Schedule.

99.00** Amended and Restated Profit Sharing Plan of Comshare, Incorporated, Form 11-K Annual Report - filed pursuant to Section 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1997.

----------------------------

*  Previously filed.

** Filed herewith.