Form 10-Q
period 1997-09-30
COMSHARE INC
filed 1997-11-14
CIK 201513

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



            X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            ---
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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
Yes X    No
   ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of SEPTEMBER 30, 1997.
                                                   OUTSTANDING AT
         CLASS OF COMMON STOCK                    SEPTEMBER 30, 1997
         ---------------------                    ------------------

           $1.00 PAR VALUE                        9,871,773 SHARES

                             COMSHARE, INCORPORATED

                                     INDEX


                                                                                                  Page No.


PART I - FINANCIAL INFORMATION


     ITEM 1. FINANCIAL STATEMENTS



         Condensed Consolidated Balance Sheet as of
            September 30, 1997 and June 30, 1997                                                       3


         Condensed Consolidated Statement of Operations for the
            Three Months Ended  September 30, 1997 and 1996                                            5


         Condensed Consolidated Statement of Cash Flows for the
            Three Months Ended  September 30, 1997 and 1996                                            6


         Notes to Condensed Consolidated Financial Statements                                          7


      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                                                      9


     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                               13


PART II - OTHER INFORMATION


     ITEM 1.  LEGAL PROCEEDINGS                                                                       14


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                        14


     SIGNATURE                                                                                        15


     INDEX TO EXHIBITS                                                                                16



PART I. - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS


                             COMSHARE, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     (in thousands, except per share data)



                                                            September 30,           June 30,
                                                               1997                  1997
                                                               ----                  ----
 ASSETS                                                     (unaudited)            (audited)

  CURRENT ASSETS
      Cash and cash equivalents                              $    10,552            $   11,651
      Accounts receivable, net                                    25,145                24,675
      Deferred income taxes                                        1,953                 1,953
      Prepaid expenses and other current assets                    3,997                 5,298
                                                             -----------            ----------
         Total current assets                                     41,647                43,577


  PROPERTY AND EQUIPMENT, at cost                                 19,228                21,386
      Less - accumulated depreciation                             14,778                16,432
                                                             -----------            ----------

      Property and equipment, net                                  4,450                 4,954


  COMPUTER SOFTWARE, net                                           9,223                 9,175

  GOODWILL, net                                                    1,565                 1,609

  DEFERRED INCOME TAXES                                           15,580                15,580

  OTHER ASSETS                                                     4,599                 5,856
                                                             -----------            ----------
                                                             $    77,064            $   80,751
                                                             ===========            ==========








     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     (in thousands, except per share data)



                                                     September 30,              June 30,
                                                         1997                     1997
                                                         ----                     ----
LIABILITIES AND SHAREHOLDERS' EQUITY                  (unaudited)                (audited)

  CURRENT LIABILITIES
    Notes payable                                        $  1,271                 $  4,332
    Accounts payable                                       11,327                   12,597
    Accrued liabilities                                     8,769                    7,745
    Deferred revenue                                       18,331                   19,868
                                                         --------                 --------
        Total current liabilities                          39,698                   44,542

  LONG-TERM DEBT                                            4,282                      343
  OTHER LIABILITIES                                         4,378                    3,907

  SHAREHOLDERS' EQUITY
    Capital stock:
     Preferred stock, no par value;
     authorized 5,000,000 shares; none issued                   -                        -
     Common stock, $1.00 par value;
     authorized 20,000,000 shares; outstanding
     9,871,773 shares as of September 30, 1997
     and 9,871,260 shares as of June 30, 1997               9,872                    9,871

    Capital contributed in excess of par                   39,529                   39,528
    Retained earnings (deficit)                           (15,901)                 (12,363)
    Currency translation adjustments                       (3,812)                  (4,021)
                                                         --------                 --------

                                                           29,688                   33,015
    Less - Notes receivable                                   982                    1,056
                                                         --------                 --------
         Total shareholders' equity                        28,706                   31,959
                                                         --------                 --------
                                                         $ 77,064                 $ 80,751
                                                         ========                 ========






     See accompanying notes to condensed consolidated financial statements.

                            COMSHARE, INCORPORATED
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (unaudited; in thousands, except per share data)


                                                                    Three Months Ended
                                                                      September 30,
                                                         ----------------------------------------
                                                                1997                   1996
                                                                ----                   ----
REVENUE
  Software licenses                                            $     7,758             $    6,568
  Software maintenance                                               8,651                  8,777
  Implementation, consulting
     and other services                                              5,387                  4,639
                                                               -----------             ----------
TOTAL REVENUE                                                       21,796                 19,984

COSTS AND EXPENSES
  Selling and marketing                                             10,795                 13,436
  Cost of revenue and support                                        6,767                  6,917
  Internal research and product development                          3,090                  4,389
  Internally capitalized software                                   (1,865)                (1,499)
  Software amortization                                              1,866                  1,526
  General and administrative                                         2,967                  2,924
  Unusual charge                                                     1,614                      -
                                                               -----------             ----------
TOTAL COSTS AND EXPENSES                                            25,234                 27,693
                                                               -----------             ----------

LOSS FROM OPERATIONS                                                (3,438)                (7,709)

OTHER INCOME (EXPENSE)
  Interest income (expense)                                             38                    211
  Exchange gain (loss)                                                (105)                   (96)
                                                               -----------             ----------
TOTAL OTHER INCOME (EXPENSE)                                           (67)                   115

LOSS BEFORE TAXES                                                   (3,505)                (7,594)
Benefit for income taxes                                                 -                 (2,663)
                                                               -----------             ----------

NET LOSS                                                       $    (3,505)            $   (4,931)
                                                               ===========             ==========
WEIGHTED AVERAGE NUMBER OF COMMON
AND DILUTIVE COMMON EQUIVALENT SHARES                                9,874                  9,704
                                                               ===========             ==========
NET LOSS PER COMMON SHARE                                      $     (0.36)            $    (0.51)
                                                               ===========             ==========



    See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (unaudited; in thousands)



                                                                                     Three Months Ended
                                                                                         September 30,
                                                                          ----------------------------------------
                                                                               1997                     1996
                                                                               ----                     ----
OPERATING ACTIVITIES
   Net loss                                                                  $    (3,505)            $    (4,931)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                                                  2,432                   2,087
    Changes in operating assets and liabilities:
      Accounts receivable                                                           (790)                  3,660
      Prepaid expenses and other assets                                            1,188                    (506)
      Accounts payable                                                            (1,024)                 (4,818)
      Accrued liabilities                                                          1,138                  (1,806)
      Deferred revenue                                                            (1,331)                 (1,116)
      Other liabilities                                                              491                     (11)
                                                                             -----------             -----------
       Net cash used in operating activities                                      (1,401)                 (7,441)

INVESTING ACTIVITIES
   Additions to computer software                                                 (1,965)                 (1,490)
   Payments for property and equipment                                               (62)                 (1,160)
   Other                                                                           1,148                    (457)
                                                                             -----------             -----------

       Net cash used in investing activities                                        (879)                 (3,107)

FINANCING ACTIVITIES
   Repayments under notes payable                                                 (3,334)                      -
   Net borrowings under debt agreements and capital lease
    obligations                                                                    4,356                     873
   Stock options exercised                                                            25                      21
   Other                                                                              19                      25
                                                                             -----------             -----------

       Net cash provided by financing activities                                   1,066                     919

EFFECT OF EXCHANGE RATE CHANGES                                                      115                      45
                                                                             -----------             -----------

NET DECREASE IN CASH                                                              (1,099)                 (9,584)

BALANCE AT BEGINNING OF PERIOD                                                    11,651                  27,468
                                                                             -----------             -----------

BALANCE AT END OF PERIOD                                                     $    10,552             $    17,884
                                                                             ===========             ===========

SUPPLEMENTAL DISCLOSURES:
   Cash paid for interest                                                    $        79             $        39
                                                                             ===========             ===========

   Cash paid for income taxes                                                $        89             $       243
                                                                             ===========             ===========




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

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, required to present fairly its consolidated balance sheet as of September 30, 1997, the consolidated statement of operations for the three months ended September 30, 1997 and 1996 and the consolidated statement of cash flows for the three months ended September 30, 1997 and 1996.

     The results of operations for the three months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected in future quarters or the full fiscal year. The software industry is generally characterized by seasonal trends.


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


NOTE C - BORROWINGS

     Effective September 23, 1997 the Company entered into a new $10 million credit agreement which matures on October 1, 2000. Borrowings are secured by accounts receivable and the credit agreement contains covenants regarding among other things, earnings, leverage, net worth and payment of dividends. Under the terms of the agreement, the Company is not permitted to pay cash dividends on its common stock. Permitted borrowings available as of September 30, 1997 under this credit agreement were $10 million, of which $3.2 million was outstanding. Borrowings available at any time are based on the lower of $10 million or a percentage of worldwide eligible accounts receivable. At September 30, 1997, the interest rate was based on LIBOR, plus applicable margin, which varied between 1.0% and 1.75%.

     Separately, in August 1997, one of the Company's European subsidiaries entered into a $1.2 million loan agreement which matures on June 30, 2000. The Company had outstanding borrowings under this agreement of $1,120,000 at September 30, 1997, with interest rates varying with bank's base rate. At September 30, 1997, the interest rate was 10.4%.

     In addition, certain of the Company's European subsidiaries have local currency overdraft facilities under which $1.1 million was available at September 30, 1997. The Company had outstanding borrowings of $796,000 at September 30, 1997 under these facilities which are payable upon demand. The interest rates generally vary with the banks' base rate. Most of such borrowings are guaranteed by the Company.

                             COMSHARE, INCORPORATED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



NOTE D - FINANCIAL INSTRUMENTS

     The Company at various times enters into forward exchange contracts to hedge certain exposures related to identifiable foreign currency transactions that are relatively certain as to both timing and amount. Gains and losses on the forward contracts are recognized concurrently with the gains and losses
from the underlying transactions.   The forward exchange contracts used are
classified as "held for purposes other than trading."  The Company does not use any other types of derivative financial instruments to hedge such
exposures, nor does it use derivatives for speculative purposes.   At September
30, 1997 and June 30, 1997, the Company had forward foreign currency exchange contracts of approximately $1.4 million and $1.8 million (notional amounts), respectively, denominated in foreign currencies. The contracts outstanding at September 30, 1997 mature at various dates through October 31, 1997, and are intended to hedge various foreign currency commitments due from foreign subsidiaries and the Company's agents and distributors. Due to the short term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amount at September 30, 1997 and June 30, 1997.


NOTE E - UNUSUAL CHARGE

     The Company recorded a $1.6 million pre-tax unusual charge for the cost of termination of certain executives and others in the first quarter ended September 30, 1997. The unusual charge includes staff reductions of approximately 12 employees. At September 30, 1997, $1.4 million remains to be paid for termination of employment and related contractual obligations.


NOTE F - LITIGATION

     The Company and certain of its officers and directors were defendants in a shareholder class action suit, In Re Comshare, Incorporated Securities Litigation, filed in the United States District Court for the Eastern District of Michigan. This suit is described in Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997. On September 18, 1997 the Court dismissed all of the claims. The plaintiffs have filed an appeal of the dismissal with the U.S. Court of Appeals for the Sixth Circuit. The Company will vigorously oppose the appeal.

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


NOTE G - FINANCIAL ACCOUNTING STANDARDS

     In 1997, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information". The Company is required to adopt SFAS 128 with its interim period ending December 31, 1997. There would have been no material impact on the periods presented if this statement had been adopted for the current reporting period. The disclosure prescribed by SFAS No. 130 and 131 must be made beginning with the fiscal year ending June 30, 1999.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     The following discussion and analysis sets forth information for the three months ended September 30, 1997 compared to the three months ended September 30, 1996. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.


RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain financial data as a percentage of total revenue.


                                                                               Three Months Ended
                                                                                 September 30,
                                                                    --------------------------------------
                                                                         1997               1996
                                                                         -----              ----
REVENUE
  Software licenses                                                         35.6%               32.9%
  Software maintenance                                                      39.7                43.9
  Implementation and consulting services                                    24.7                23.2
                                                                           -----               -----
     Total revenue                                                         100.0               100.0


COSTS AND EXPENSES
  Selling and marketing                                                     49.5                67.2
  Cost of revenue and support                                               31.0                34.6
  Internal research and product development                                 14.2                22.0
  Internally capitalized software                                           (8.6)               (7.5)
  Software amortization                                                      8.6                 7.6
  General and administrative                                                13.6                14.6
  Unusual charge                                                             7.4                   -
                                                                           -----               -----
     Total costs and expenses                                              115.7               138.5

LOSS FROM OPERATIONS                                                       (15.7)              (38.5)

OTHER INCOME (EXPENSE)
  Interest income (expense)                                                  0.2                 1.0
  Exchange gain (loss)                                                      (0.5)               (0.5)
                                                                           -----               -----
     Total other income (expense)                                           (0.3)                0.5

LOSS BEFORE INCOME TAXES                                                   (16.0)              (38.0)

Benefit for income taxes                                                     0.0               (13.3)
                                                                           -----               -----

NET LOSS                                                                   (16.0)%             (24.7)%
                                                                           =====               =====

REVENUE


                                                     Three Months Ended         Percent
                                                       September 30,            Change
                                                    --------------------      ----------
                                                      1997          1996
                                                      ----          ----
REVENUE
  Software licenses                                   $  7,758      $   6,568     18.1%
  Software maintenance                                   8,651          8,777     (1.4)
  Implementation and consulting services                 5,387          4,639     16.1
                                                      --------      ---------
     TOTAL REVENUE                                    $ 21,796      $  19,984      9.1%
                                                      ========      =========

     Total revenue increased 9.1% in the three months ended September 30, 1997 compared to the prior year primarily due to the increase in software licenses revenue and implementation and consulting services revenue. The increase in software licenses revenue in the current quarter was primarily attributable to the growth in the Company's Commander Decision application and certain value added applications, including Arthur and BudgetPLUS.

     Software maintenance revenue was relatively flat in the three months ended September 30, 1997 compared to the same period last year. Client/server software maintenance revenue in the three months ended September 30, 1997 represented 80.3% of total software maintenance revenue and grew 6.3% compared with the prior year. Mainframe software maintenance revenue decreased 24.1% in the three months ended September 30, 1997 compared to last year primarily due to mainframe maintenance cancellations and continued customer migration to client/server platforms. Mainframe software maintenance revenue is expected to continue to decline.

     Implementation, consulting and other service revenue increased 16.1% in the three months ended September 30, 1997 compared to last year primarily due to the increased demand for such services from the existing client base.


COSTS AND EXPENSES


                                                                   Three Months Ended              Percent
                                                                      September 30,                 Change
                                                           -----------------------------------  --------------
                                                                  1997              1996
                                                           ------------------  ---------------
COST AND EXPENSES
  Selling and marketing                                         $  10,795         $  13,436         (19.7)%
  Cost of revenue and support                                       6,767             6,917          (2.2)
  Internal research and product development                         3,090             4,389         (29.6)
  Internally capitalized software                                  (1,865)           (1,499)         24.4
  Software amortization                                             1,866             1,526          22.3
  General and administrative                                        2,967             2,924           1.5
                                                                ---------         ---------
    Total costs and expenses before
    unusual charge                                                 23,620            27,693         (14.7)

Unusual charge                                                      1,614                 -             *
                                                                ---------         ---------
TOTAL COSTS AND EXPENSES                                        $  25,234         $  27,693          (8.9)%
                                                                =========         =========
* % not meaningful.

     Selling and marketing expense decreased 19.7% in the three months ended September 30, 1997 compared to the prior year mainly due to decreased spending on marketing activities resulting from cost reduction actions taken during the last half of fiscal 1997 and the first quarter of fiscal 1998.

     Cost of revenue and support was relatively flat in the three months ended September 30, 1997 compared to the prior year. The slight decrease was principally due to the decline in facility costs and reductions in customer service technicians.

     Internal research and product development expense decreased 29.6% in the three months ended September 30, 1997 compared to last year mainly due to the reduction in the product development staff as a result of the consolidation of the Company's product development activities in Ann Arbor, Michigan and closing of the Leicester, England product development facility in the third quarter of fiscal 1997.

     Internally capitalized software increased in the three months ended September 30, 1997 compared to the prior year mainly due to the increased levels of development costs that were capitalizable. Software amortization expense increased in the three months ended September 30, 1997 primarily due to the increased levels of capitalized software.

     During the first quarter ended September 30, 1997, the Company recorded a $1.6 million unusual charge which represented the cost of termination of certain executives and other staff. The unusual charge includes staff reductions of approximately 12 employees. At September 30, 1997, $1.4 million remains to be paid for termination of employment and related contractual obligations.


NON-OPERATING INCOME AND EXPENSE



                                                       Three Months Ended
                                                          September 30,
                                                 -------------------------------
                                                    1997                 1996
                                                 -----------  ------------------
OTHER INCOME (EXPENSE)
  Interest income (expense)                        $   38                $  211
  Exchange gain (loss)                               (105)                  (96)
                                                   ------             ---------
     TOTAL OTHER INCOME (EXPENSE)                  $  (67)               $  115
                                                   ======             =========

     Interest income declined in the three months ended September 30, 1997 primarily due to lower cash levels as a result of cash used in operating and investment activities.


FOREIGN CURRENCY

     For the three months ended September 30, 1997, 56% of the Company's total revenue was from outside North America compared with 52% for the three months ended September 30, 1996. Most of the Company's international revenue is denominated in foreign currencies. The Company recognizes currency transaction gains and losses in the period of occurrence. As currency rates are constantly changing, these gains and losses can, at times, fluctuate greatly.

     During the first quarter of fiscal 1998, the overall strengthening of the dollar against European currencies had a slight negative impact on the Company's foreign revenues, as compared to the same period of fiscal 1997. If foreign exchange rates in the first quarter of fiscal 1997 had been the same as they were in the same period of fiscal 1998, international revenues during the first quarter of fiscal 1998 would have increased $1.9 million instead of $1.8 million, as reported. However, the impact on revenue was offset by the exchange rate impact on foreign expenses. The $1.2 million decrease in foreign expenses over the first quarter of fiscal 1997 would have been $1.0 million, if foreign exchange rates in the first quarter of fiscal 1997 had been the same as they were in the same period of fiscal 1998. In general, the Company's future operating results may be adversely impacted by the overall strengthening of the U.S. dollar against foreign currencies of countries where the Company conducts business; conversely, future operating results may be favorably impacted by an overall weakening of the U.S. dollar against foreign currencies.

     The Company had several forward exchange contracts totaling $1.4 million outstanding at September 30, 1997. See Note D of Notes to Condensed Consolidated Financial Statements.

PROVISION (BENEFIT) FOR INCOME TAXES

     The effective income tax rate in the three months ended September 30, 1997 was 0%, compared with 35% for the same period a year ago, as the Company did not recognize any benefit for income taxes on its operating loss in the first quarter of fiscal 1998.

     Realization of deferred tax assets associated with the Company's future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the deferred tax assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized through future taxable income or by using a tax strategy currently available to the Company. The foregoing statement is a "forward looking statement" within the meaning of the Securities Exchange Act of 1934. The extent to which existing deferred tax assets will be realized is subject to a number of uncertainties including the ability of the Company's operations to generate future taxable income, and other uncertainties described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Habor Statement."

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


LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, cash and cash equivalents were $10.6 million, compared with cash of $11.7 million at June 30, 1997. The decrease in cash and cash equivalents is principally due to the net cash used for operating activities in the three months ended September 30, 1997.

     Net cash used in operating activities was $1.4 million in the three months ended September 30, 1997, compared with $7.4 million in the three months ended September 30, 1996. The decrease in net cash used in operating activities was primarily due to the decrease in operating loss before income taxes from $7.6 million to $3.5 million, and a $2.4 million payment to terminate the Company's lease obligation on its vacated London office facility in the first quarter of fiscal 1997.

     Net cash used in investing activities was $0.9 million in the three months ended September 30, 1997, compared with $3.1 million in the three months ended September 30, 1996. The decrease in net cash used in investing activities was primarily due to the decreased purchases of property and equipment, and the receipt of the net cash surrender value of certain life insurance policies as a result of the cancellation of the policies held by the Company in the first quarter of fiscal 1998. At September 30, 1997, the Company did not have any material capital expenditure commitments.

     Total assets were $77.1 million at September 30, 1997, compared with total assets of $80.8 million at June 30, 1997. Working capital as of September 30, 1997 was $1.9 million, compared with a negative $1 million as of June 30, 1997. The decrease in total assets from June 30, 1997 to September 30, 1997 was primarily due to the decline in cash and cash equivalents as a result of the operating loss during the first quarter of fiscal 1998. The increase in working capital was primarily due to decrease in notes payable as a result of the refinancing such notes under the Company's new credit agreement and a decrease in deferred revenue, which relates to maintenance contracts and represents a noncash obligation.

     Effective September 23, 1997, the Company entered into a new $10 million credit agreement with its bank which has permitted borrowings based on a percentage of worldwide eligible accounts receivable. At September 30, 1997, the permitted borrowings available under this credit agreement were $10 million, of which $3.2 million was outstanding.

     Separately, in August 1997, one of the Company's European subsidiaries entered into a $1.2 million loan agreement which matures on June 30, 2000. The Company had outstanding borrowings under this agreement of $1,120,000 at September 30, 1997, with interest rates varying with bank's base rate. At September 30, 1997, the interest rate was 10.4%.

     The Company believes that the combination of present cash balances and amounts available under credit facilities will be sufficient to meet the Company's currently anticipated cash requirements for at least the next twelve months. The foregoing statement is a "forward looking statement" within the meaning of the Securities Exchange Act of 1934. The extent to which such sources will be sufficient to meet the Company's anticipated cash requirements is subject to a number of uncertainties including the ability of the Company's operations to generate sufficient cash to support operations, and other uncertainties described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement."


SAFE HARBOR STATEMENT

     Certain information in this Form 10-Q contains "forward looking statements" within the meaning of the Securities Exchange Act of 1934, including those concerning the Company's future results and strategy. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to, the demand for the Company's products and services; the size, timing and recognition of revenue from significant orders; increased competition; the Company's success in and expense associated with developing, introducing and shipping new products; new product introductions and announcements by the Company's competitors; changes in Company strategy; product life cycles; the cost and continued availability of third party software and technology incorporated into the Company's products; the impact of rapid technological advances, evolving industry standards and changes in customer requirements; the impact of recent transitional changes in North American and international management and sales personnel; the impact of the investigation into violations of the Company's revenue recognition policies on the Company's ongoing operations; cancellations of maintenance and support agreements; software defects; changes in operating expenses; variations in the amount of cost savings anticipated to result from cost reduction actions; the impact of cost reduction actions on the Company's operations; fluctuations in foreign exchange rates; and economic conditions generally or in specific industry segments. In addition, a significant portion of the Company's revenue in any quarter is typically derived from non-recurring license fees, a substantial portion of which is booked in the last month of a quarter. Since the purchase of the Company's products is relatively discretionary and generally involves a significant commitment of capital, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled. Further, the Company's expense levels are based, in part, on its expectations as to future revenue and a significant portion of the Company's expenses do not vary with revenue. As a result, if revenue is below expectations, results of operations are likely to be materially adversely affected.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company and certain of its officers and directors were defendants in a shareholder class action suit, In Re Comshare, Incorporated Securities Litigation, filed in the United States District Court for the Eastern District of Michigan. This suit is described in Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997. On September 18, 1997 the Court dismissed all of the claims. The plaintiffs have filed an appeal of the dismissal with the U.S. Court of Appeals for the Sixth Circuit. The Company will vigorously oppose the appeal.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a.) The exhibits included herewith are set forth on the Index to Exhibits.

(b.) Reports on Form 8-K.

     There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  NOVEMBER 14, 1997            COMSHARE, INCORPORATED
                                          (Registrant)




                                     /s/ Kathryn A. Jehle
                                   -----------------------------------

                                     Kathryn A. Jehle
                                     Senior Vice President,
                                     Chief Financial Officer,
                                     Treasurer and Assistant Secretary

                               INDEX TO EXHIBITS



EXHIBIT NO.            DESCRIPTION
-----------            -----------

       10.1 Agreement between Comshare, Incorporated and T. Wallace Wrathall dated October 24, 1997.

       11.1            Computation of Net Income (Loss) per Common Share.

         27            Financial Data Schedule.