Form 10-Q
period 1997-12-31
COMSHARE INC
filed 1998-02-13
CIK 201513

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                             -------------------

             X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            ---
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                          OR

             ---   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                       OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from      to      .
                                                 -----   -----

                         COMMISSION FILE NUMBER 0-4096

                             -------------------



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of
DECEMBER 31, 1997.

                                         OUTSTANDING AT
CLASS OF COMMON STOCK                   DECEMBER 31, 1997
--------------------------------  --------------------------------
$1.00 PAR VALUE                         9,913,612 SHARES

                             COMSHARE, INCORPORATED

                                     INDEX




PART I - FINANCIAL INFORMATION                                     Page No.


     ITEM 1. FINANCIAL STATEMENTS



           Condensed Consolidated Balance Sheet as of
              December 31, 1997 and June 30, 1997....................  3


           Condensed Consolidated Statement of Operations for the
              Three and Six Months Ended December 31, 1997 and 1996..  5


           Condensed Consolidated Statement of Cash Flows for the
              Six Months Ended December 31, 1997 and 1996............  6


           Notes to Condensed Consolidated Financial Statements......  7


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.....................  9




     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
             RISK.................................................... 15


PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS....................................... 15

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS................................................. 15

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K........................ 15


     SIGNATURE....................................................... 16


     INDEX TO EXHIBITS............................................... 17



PART I. - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS




                            COMSHARE, INCORPORATED
                     CONDENSED CONSOLIDATED BALANCE SHEET
                    (in thousands, except per share data)


                                                              December 31,                June 30,
                                                                  1997                      1997
                                                        ------------------------  ------------------------
                                                              (unaudited)                (audited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                           $        13,087                  $       11,651
  Accounts receivable, net                                     25,168                          24,675
  Deferred income taxes                                         1,953                           1,953
  Prepaid expenses and other current assets                     4,431                           5,298
                                                      ---------------                  --------------
Total current assets                                           44,639                          43,577
PROPERTY AND EQUIPMENT, AT COST                                19,243                          21,386
  Less - accumulated depreciation                              15,274                          16,432
                                                      ---------------                  --------------
  Property and equipment, net                                   3,969                           4,954
COMPUTER SOFTWARE, NET                                          9,218                           9,175
GOODWILL, NET                                                   1,512                           1,609
DEFERRED INCOME TAXES                                          15,580                          15,580
OTHER ASSETS                                                    4,569                           5,856
                                                      ---------------                  --------------
                                                      $        79,487                  $       80,751
                                                      ===============                  ==============

              See accompanying notes to condensed consolidated financial statements.

                            COMSHARE, INCORPORATED
                     CONDENSED CONSOLIDATED BALANCE SHEET
                     (in thousands, except per share data)


                                                               December 31,                         June 30,
                                                                   1997                               1997
                                                                   ----                               ----
                                                                (unaudited)                        (audited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable                                              $          552                     $       4,332
  Accounts payable                                                   11,684                            12,597
  Accrued liabilities                                                 8,484                             7,745
  Deferred revenue                                                   20,486                            19,868
                                                             --------------                     -------------
Total current liabilities                                            41,206                            44,542
LONG-TERM DEBT                                                        5,483                               343
OTHER LIABILITIES                                                     4,061                             3,907
SHAREHOLDERS' EQUITY
Capital stock:
  Preferred stock, no par value;
  authorized 5,000,000 shares; none issued                                -                                 -
  Common stock, $1.00 par value;
  authorized 20,000,000 shares; outstanding
  9,913,612 shares as of December 31, 1997
  and 9,871,260 shares as of June 30, 1997                            9,914                             9,871
  Capital contributed in excess of par                               39,784                            39,528
  Retained earnings (deficit)                                       (15,818)                          (12,363)
  Currency translation adjustments                                   (4,136)                           (4,021)
                                                             --------------                     -------------
                                                                     29,744                            33,015
Less - Notes receivable                                               1,007                             1,056
                                                             --------------                     -------------
   Total shareholders' equity                                        28,737                            31,959
                                                             --------------                     -------------
                                                             $       79,487                     $      80,751
                                                             ==============                     =============


          See accompanying notes to condensed consolidated financial statements.

                                       4

                            COMSHARE, INCORPORATED
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (unaudited; in thousands, except per share data)


                                                                Three Months Ended                          Six Months Ended
                                                                   December 31,                                December 31,
                                                              1997              1996                     1997                1996
                                                           ---------       -----------                  -------            -------
REVENUE
  Software licenses                                       $   9,592           $  11,703               $   17,350        $   18,271
  Software maintenance                                        8,996               9,331                   17,647            18,108
  Implementation, consulting
  and other services                                          5,493               5,161                   10,880             9,800
                                                          ---------           ---------               ----------        -----------
TOTAL REVENUE                                                24,081              26,195                   45,877            46,179

COSTS AND EXPENSES
  Selling and marketing                                      10,624              14,705                   21,419            28,141
  Cost of revenue and support                                 7,472               8,080                   14,239            14,998
  Internal research and product development                   3,048               4,311                    6,138             8,699
  Internally capitalized software                            (1,653)             (1,702)                  (3,518)           (3,201)
  Software amortization                                       1,685               1,784                    3,551             3,310
  General and administrative                                  2,831               3,190                    5,798             6,114
  Unusual charge                                                  -                   -                    1,614                 -
                                                          ---------           ---------               ----------        ----------
TOTAL COSTS AND EXPENSES                                     24,007              30,368                   49,241            58,061
                                                          ---------           ---------               ----------        ----------

INCOME (LOSS) FROM OPERATIONS                                    74              (4,173)                  (3,364)          (11,882)
OTHER INCOME (EXPENSE)
  Interest income (expense)                                     (39)                102                       (1)              313
  Exchange gain (loss)                                           48                (148)                     (57)             (244)
                                                          ---------           ---------               ----------        ----------
TOTAL OTHER INCOME (EXPENSE)                                      9                 (46)                     (58)               69

INCOME (LOSS) BEFORE TAXES                                       83              (4,219)                  (3,422)          (11,813)
Provision (benefit) for income taxes                              -              (1,457)                       -            (4,120)
                                                          ---------           ---------               ----------        ----------
NET INCOME (LOSS)                                         $      83            $ (2,762)              $   (3,422)       $   (7,693)
                                                          =========            ========               ==========        ==========

SHARES USED IN BASIC EPS COMPUTATION                          9,888               9,742                    9,881             9,723
                                                          =========            ========               ==========        ==========
SHARES USED IN DILUTED EPS COMPUTATION                        9,919               9,742                    9,881             9,723
                                                          =========            ========               ==========        ==========
NET INCOME (LOSS) PER COMMON SHARE - BASIC EPS            $    0.01            $  (0.28)              $    (0.35)       $    (0.79)
                                                          =========            ========               ==========        ==========
NET INCOME (LOSS) PER COMMON SHARE - DILUTED EPS          $    0.01            $  (0.28)              $    (0.35)       $    (0.79)
                                                          =========            ========               ==========        ==========


                     See accompanying notes to condensed consolidated financial statements.

                                       5

                            COMSHARE, INCORPORATED
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (unaudited; in thousands)


                                                                                      Six Months Ended
                                                                                        December 31,
                                                                              1997                       1996
                                                                              ----                       ----
OPERATING ACTIVITIES
  Net loss                                                               $     (3,422)            $     (7,693)
  Adjustments to reconcile net loss to
  net cash provided by (used in) operating activities:
    Depreciation and amortization                                               4,697                    4,512
    Changes in operating assets and liabilities:
      Accounts receivable                                                        (736)                   1,367
      Prepaid expenses and other assets                                           769                   (3,564)
      Accounts payable                                                           (731)                  (3,902)
      Accrued liabilities                                                         985                   (1,447)
      Deferred revenue                                                            801                    1,082
      Other liabilities                                                           164                     (190)
                                                                         ------------             ------------
        Net cash provided by (used in) operating activities                     2,527                   (9,835)
INVESTING ACTIVITIES
   Additions to computer software                                              (3,618)                  (3,302)
   Payments for property and equipment                                           (143)                  (2,227)
   Other                                                                        1,189                     (710)
                                                                         ------------             ------------
Net cash used in investing activities                                          (2,572)                  (6,239)
FINANCING ACTIVITIES
   Net borrowings (repayments) under notes payable                             (4,141)                   3,134
   Net borrowings (repayments) under debt agreements
      and capital lease obligations                                             5,524                   (1,913)
   Stock options exercised                                                        321                      311
   Other                                                                           (6)                      25
                                                                         ------------             ------------
        Net cash provided by financing activities                               1,698                    1,557
EFFECT OF EXCHANGE RATE CHANGES                                                  (217)                    (255)
                                                                         ------------             ------------
NET INCREASE (DECREASE) IN CASH                                                 1,436                  (14,772)

BALANCE AT BEGINNING OF PERIOD                                                 11,651                   27,468
                                                                         ------------             ------------
BALANCE AT END OF PERIOD                                                 $     13,087             $     12,696
                                                                         ============             ============
SUPPLEMENTAL DISCLOSURES:

Cash paid for interest                                                   $        150             $        119
                                                                         ============             ============
Cash paid for income taxes                                               $        408             $        280
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

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, required to present fairly its consolidated balance sheet as of December 31, 1997, the consolidated statement of operations for the three and six months ended December 31, 1997 and 1996 and the consolidated statement of cash flows for the six months ended December 31, 1997 and 1996.

     The results of operations for the three and six months ended December 31, 1997 and 1996 are not necessarily indicative of the results to be expected in future quarters or the full fiscal year. The software industry is generally characterized by seasonal trends.


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


NOTE C - BORROWINGS

     Effective September 23, 1997 the Company entered into a new $10 million credit agreement which matures on October 1, 2000. Borrowings are secured by accounts receivable and the credit agreement contains covenants regarding among other things, earnings, leverage, net worth and payment of dividends. Under the terms of the agreement, the Company is not permitted to pay cash dividends on its common stock. Permitted borrowings available as of December 31, 1997 under this credit agreement were $10 million, of which $4.6 million was outstanding. Borrowings available at any time are based on the lower of $10 million or a percentage of worldwide eligible accounts receivable. At December 31, 1997, the interest rate, which was based on LIBOR plus applicable margin, varied between 2.5% and 8.5%.

     Separately, in August 1997, one of the Company's European subsidiaries entered into a $1.2 million loan agreement which matures on June 30, 2000. The Company had outstanding borrowings under this agreement of $1,048,000 at December 31, 1997. The interest rate was 10.4% at December 31, 1997.

     In addition, one of the Company's European subsidiaries has a local currency overdraft facility under which $0.8 million was available. There were no borrowings outstanding under this agreement at December 31, 1997.

                            COMSHARE, INCORPORATED
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE D - FINANCIAL INSTRUMENTS

     The Company at various times enters into forward exchange contracts to hedge certain exposures related to identifiable foreign currency commitments that are relatively certain as to both timing and amount. Gains and losses on the forward contracts are recognized concurrently with the gains and losses from the underlying commitments. The forward exchange contracts used are classified as "held for purposes other than trading." The Company does not use any other types of derivative financial instruments to hedge such exposures, nor does it use derivatives for speculative purposes. At December 31, 1997 and June 30, 1997, the Company had forward foreign currency exchange contracts of approximately $2.3 million and $1.8 million (notional amounts), respectively, denominated in foreign currencies. The contracts outstanding at December 31, 1997 mature at various dates through April 10, 1998, and are intended to hedge various foreign currency commitments due from foreign subsidiaries and the Company's agents and distributors. Due to the short term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amount at December 31, 1997 and June 30, 1997.


NOTE E - UNUSUAL CHARGE

     The Company recorded a $1.6 million pre-tax unusual charge for the cost of termination of certain executives and others in the first quarter ended September 30, 1997. The unusual charge includes staff reductions of approximately 12 employees. At December 31, 1997, $1.2 million remains to be paid for termination of employment and related contractual obligations.


NOTE F - LITIGATION

     The Company and certain of its officers and directors are defendants in a shareholder class action suit, In Re Comshare, Incorporated Securities Litigation, filed in the United States District Court for the Eastern District of Michigan. This suit was described in Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997. On September 18, 1997 the Court dismissed all of the claims. The plaintiffs have filed an appeal of the dismissal with the U.S. Court of Appeals for the Sixth Circuit. The Company is vigorously contesting the appeal.

     On September 27, 1996, Arbor Software Corporation ("Arbor") filed a lawsuit against Comshare in the United States District Court for the Northern District of California alleging breach of contract and fraud relating to royalty calculations. This suit was described in Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997. The Company denied all of Arbor's claims and filed a counterclaim against Arbor for fraud, defamation, unfair competition, interference with economic relationships and breach of contract. On December 12, 1997, Comshare and Arbor entered into a Settlement Agreement, and on December 15, 1997, the litigation was dismissed.


NOTE G - FINANCIAL ACCOUNTING STANDARDS

     In 1997, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information". The Company has adopted SFAS 128 during the second quarter ended December 31, 1997. Basic EPS and Diluted EPS are disclosed in the Item 1 "Condensed Consolidated Statement of Operations for the Three and Six Months Ended December 31, 1997 and 1996." The disclosure prescribed by SFAS No. 130 and 131 must be made beginning with the fiscal year ending June 30, 1999.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     The following discussion and analysis sets forth information for the three and six months ended December 31, 1997 compared to the three and six months ended December 31, 1996. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.


RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain financial data as a percentage of total revenue.





                                                    Three Months Ended                               Six Months Ended
                                                       December 31,                                    December 31,
                                                 ------------------------                      ------------------------------
                                                   1997          1996                          1997             1996
                                                   ----          ----                          ----             ----
REVENUE
  Software licenses                                39.8%         44.7%                         37.8%            39.6%
  Software maintenance                             37.4          35.6                          38.5             39.2
  Implementation and consulting services           22.8          19.7                          23.7             21.2
                                                  -----         -----                         -----            -----
    Total revenue                                 100.0         100.0                         100.0            100.0

COSTS AND EXPENSES
  Selling and marketing                            44.1          56.1                          46.7             60.9
  Cost of revenue and support                      31.0          30.8                          31.1             32.5
  Internal research and product development        12.7          16.5                          13.4             18.8
  Internally capitalized software                  (6.9)         (6.5)                         (7.7)            (6.9)
  Software amortization                             7.0           6.8                           7.7              7.2
  General and administrative                       11.8          12.2                          12.6             13.2
  Unusual charge                                      -             -                           3.5                -
                                                  -----         -----                         -----            -----
     Total costs and expenses                      99.7         115.9                         107.3            125.7
INCOME (LOSS) FROM OPERATIONS                       0.3         (15.9)                         (7.3)           (25.7)
OTHER INCOME (EXPENSE)
  Interest income (expense)                        (0.2)          0.4                          (0.0)             0.6
  Exchange gain (loss)                              0.2          (0.6)                         (0.1)            (0.5)
                                                  -----         -----                         -----            -----
     Total other income (expense)                   0.0          (0.2)                         (0.1)             0.1

INCOME (LOSS) BEFORE INCOME TAXES                   0.3         (16.1)                         (7.4)           (25.6)
Provision (benefit) for income taxes                  -          (5.6)                            -             (8.9)
                                                  -----         -----                         -----            -----
NET INCOME (LOSS)                                   0.3%        (10.5)%                        (7.4)%          (16.7)%
                                                  =====         =====                         =====            =====

REVENUE



                                               Three Months Ended                         Six Months Ended
                                                  December 31,         Percent              December 31,         Percent
                                                1997        1996        Change           1997          1996      Change
                                             ----------  ----------    -------     ---------------  --------    --------
                                                 (in thousands)                         (in thousands)
REVENUE
   Software licenses                          $   9,592     $11,703     (18.0)%          $17,350   $18,271      (5.0)%
   Software maintenance                           8,996       9,331      (3.6)            17,647    18,108      (2.5)
   Implementation and consulting services         5,493       5,161       6.4             10,880     9,800      11.0
                                              ---------     -------                      -------   -------
      TOTAL REVENUE                           $  24,081     $26,195      (8.1)%          $45,877   $46,179      (0.7)%
                                              =========     =======                      =======   =======

     Total revenue decreased 8.1% and 0.7% in the three and six months ended December 31, 1997 compared to the prior year primarily due to the decrease in software licenses revenue. Software licenses revenue decreased 18.0% and 5.0% in the three and six months ended December 31, 1997. The decline in license fee revenue in the three and six months ended December 31, 1997 was primarily due to a reduced number of staff in North American sales organization and a decrease in the sales of Company's retail applications as a result of customers delaying their purchases of retail products in anticipation of the release of the relational versions of these products.

     Software maintenance revenue decreased 3.6% and 2.5% in the three and six months ended December 31, 1997 compared to the same period last year. Client/server software maintenance revenue in the three and six months ended December 31, 1997 represented 81.5% and 80.9% of total software maintenance revenue and grew 5.9% and 6.1% compared with the prior year. Mainframe software maintenance revenue decreased 30.8% and 27.6% in the three and six months ended December 31, 1997 compared to last year primarily due to mainframe maintenance cancellations and continued migration to client/server platforms. Mainframe software maintenance revenue is expected to continue to decline.

     Implementation, consulting and other service revenue increased 6.4% and 11.0% in the three and six months ended December 31, 1997 compared to last year primarily due to the increased demand for such services from the existing client base.

COSTS AND EXPENSES


                                                  Three Months Ended        Percent         Six Months Ended             Percent
                                                     December 31,           Change             December 31,              Change
                                              ---------------------------  ---------        -------------------         --------
                                                 1997          1996                          1997        1996
                                                 ----          ----                          ----        ----
                                                    (in thousands)                             (in thousands)
COST AND EXPENSES
 Selling and marketing                         $10,624         $14,705       (27.8)%         $21,419       $28,141      (23.9)%
 Cost of revenue and support                     7,472           8,080        (7.5)           14,239        14,998       (5.1)
 Internal research and product development       3,048           4,311       (29.3)            6,138         8,699      (29.4)
 Internally capitalized software                (1,653)         (1,702)       (2.9)           (3,518)       (3,201)       9.9
 Software amortization                           1,685           1,784        (5.5)            3,551         3,310        7.3
 General and administrative                      2,831           3,190       (11.3)            5,798         6,114       (5.2)
                                               -------         -------                       -------       -------
  Total costs and expenses
  before unusual charge                         24,007          30,368       (20.9)           47,627        58,061      (18.0)
Unusual charge                                       -               -           *             1,614             -          *
                                               -------         -------                       -------       -------
    TOTAL COSTS AND EXPENSES                   $24,007         $30,368       (20.9)%         $49,241       $58,061      (15.2)%
                                               =======         =======                       =======       =======
* % not meaningful.

     Selling and marketing expense decreased 27.8% and 23.9% in the three and six months ended December 31, 1997 compared to the same period last year primarily due to decreased spending on sales and marketing activities resulting from cost reduction actions taken during the last half of fiscal 1997 and the first half of fiscal 1998. The decline in the number of sales representatives and sales support consultants during the three and six months ended December 31, 1997 also contributed to the decrease in selling and marketing expense.

     Cost of revenue and support decreased 7.5% and 5.1% in the three and six months ended December 31, 1997 compared to the prior year principally due to lower employee-related costs as a result of cost reduction efforts, offset by an increase in implementation service costs in support of a higher level of implementation service revenue.

     Internal research and product development expense decreased 29.3% and 29.4% in the three and six months ended December 31, 1997 compared to last year mainly due to the reduction in the product development staff as a result of the consolidation of the Company's product development activities in Ann Arbor, Michigan and closing of the Leicester, England product development facility in the third quarter of fiscal 1997.

     Internally capitalized software decreased in the three months ended December 31, 1997 compared to the prior year mainly due to the decreased levels of development costs that were capitalizable. Software amortization expense decreased in the three months ended December 31, 1997 primarily due to the decreased levels of capitalized software. Internally capitalized software and software amortization expense increased in the six months ended December 31, 1997 primarily attributable to the increased levels of capitalized software in the first quarter of fiscal 1998, slightly offset by the reduced level of capitalized software in the second quarter of fiscal 1998.

     General and administrative expense decreased 11.3% and 5.2% in the three and six months ended December 31, 1997 compared to the same period last year primarily due to a decrease in employee-related costs as a result of cost reduction efforts.

     During the first quarter ended September 30, 1997, the Company recorded a $1.6 million unusual charge which represented the cost of termination of certain executives and other staff. The unusual charge includes staff reductions of approximately 12 employees. At December 31, 1997, $1.2 million remains to be paid for termination of employment and related contractual obligations.

NON-OPERATING INCOME AND EXPENSE


                                              Three Months Ended               Six Months Ended
                                                 December 31,                    December 31,
                                           -------------------------        -----------------------
                                             1997             1996            1997          1996
                                              (in thousands)                  (in thousands)
OTHER INCOME (EXPENSE)
  Interest income (expense)                 $  (39)         $  102           $ (1)          $ 313
  Exchange gain (loss)                          48            (148)           (57)           (244)
                                            ------          ------           ----           -----
     TOTAL OTHER INCOME (EXPENSE)           $    9          $  (46)          $(58)          $  69
                                            ======          ======           ====           =====

     Interest income declined in the three and six months ended December 31, 1997 primarily due to lower average cash balances as a result of cash used in operating and investment activities.


FOREIGN CURRENCY

     For the three and six months ended December 31, 1997, 56% of the Company's total revenue was from outside North America compared with 49% and 50% for the three and six months ended December 31, 1996. Most of the Company's international revenue is denominated in foreign currencies. The Company recognizes currency transaction gains and losses in the period of occurrence. As currency rates are constantly changing, these gains and losses can, at times, fluctuate greatly.

     During the second quarter of fiscal 1998, the overall strengthening of the dollar against European currencies had a slight negative impact on the Company's foreign revenues, as compared to the same period of fiscal 1997. If foreign exchange rates in the second quarter of fiscal 1997 had been the same as they were in the same period of fiscal 1998, international revenues during the second quarter of fiscal 1998 would have increased $1.2 million instead of $0.6 million, as reported. However, the impact on revenue was offset by the exchange rate impact on foreign expenses. The $2.7 million decrease in foreign expenses over the second quarter of fiscal 1997 would have been $2.0 million, if foreign exchange rates in the second quarter of fiscal 1997 had been the same as they were in the same period of fiscal 1998. As a result of the changes in foreign currency exchange rates, the increase in the international income before taxes, at actual exchange rates, was $0.1 million more than at comparable exchange rates for the second quarter of fiscal 1998.

     For the six months ended December 31, 1997, the overall strengthening of the dollar against European currencies had a slight negative impact on the Company's foreign revenues, as compared to the same period of fiscal 1997. If foreign exchange rates for the six months ended December 31, 1996 had been the same as they were in the same period of fiscal 1998, international revenues for the six months ended December 31, 1997 would have increased $3.1 million instead of $2.4 million, as reported. However, the impact on revenue was offset by the exchange rate impact on foreign expenses. The $3.9 million decrease in foreign expenses over the six months ended December 31, 1996 would have been $3.0 million, if foreign exchange rates for the six months ended December 31, 1996 had been the same as they were in the same period of fiscal 1998. As a result of the changes in foreign currency exchange rates, the increase in the international income before taxes, at actual exchange rates, was $0.2 million more than at comparable exchange rates for the six months ended December 31, 1997. In general, the Company's future operating results may be adversely impacted by the overall strengthening of the U.S. dollar against foreign currencies of countries where the Company conducts business; conversely, future operating results may be favorably impacted by an overall weakening of the U.S. dollar against foreign currencies.

     The Company had several forward exchange contracts totaling $2.3 million outstanding at December 31, 1997. See Note D of Notes to Condensed Consolidated Financial Statements.

PROVISION (BENEFIT) FOR INCOME TAXES

     The effective income tax rate in the three and six months ended December 31, 1997 was 0%, compared with 35% for the same periods a year ago, as the Company did not recognize any provision (benefit) for income taxes on its operating income (loss) in the three and six months ended December 31, 1997.

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

     The foregoing statements regarding the realization of the deferred tax assets are "forward looking statements" within the meaning of the Securities Exchange Act of 1934. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for discussion of uncertainties relating to such statements.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, cash and cash equivalents were $13.1 million, compared with cash of $11.7 million at June 30, 1997. The increase in cash and cash equivalents is principally due to increased borrowings. Without the higher borrowings, cash flow was approximately breakeven in the six months ended December 31, 1997.

     Net cash provided by operating activities was $2.5 million in the six months ended December 31, 1997, compared with net cash used in operating activities of $9.8 million in the six months ended December 31, 1996. The increase in net cash provided by operating activities was primarily due to the decline in operating loss before income taxes from $11.8 million to $3.4 million, and a $2.4 million payment to terminate the Company's lease obligation on its vacated London office facility in the first quarter of fiscal 1997.

     Net cash used in investing activities was $2.6 million in the six months ended December 31, 1997, compared with $6.2 million in the six months ended December 31, 1996. The decrease in net cash used in investing activities was primarily due to the decreased purchases of property and equipment, and the receipt of the net cash surrender value of certain life insurance policies as a result of the cancellation of the policies held by the Company in the first quarter of fiscal 1998. At December 31, 1997, the Company did not have any material capital expenditure commitments.

     Total assets were $79.5 million at December 31, 1997, compared with total assets of $80.8 million at June 30, 1997. Working capital as of December 31, 1997 was $3.4 million, compared with a negative $1 million as of June 30, 1997. The decrease in total assets from June 30, 1997 to December 31, 1997 was primarily due to the decline in property and equipment as a result of the depreciation expense taken during the first half of fiscal 1998. The increase in working capital was primarily due to decrease in notes payable as a result of the refinancing such notes under the Company's new credit agreement.

     Effective September 23, 1997, the Company entered into a new $10 million credit agreement with its bank which has permitted borrowings based on a percentage of worldwide eligible accounts receivable. At December 31, 1997, the permitted borrowings available under this credit agreement were $10 million, of which $4.6 million was outstanding. Borrowings available at any time are based on the lower of $10 million or a percentage of worldwide eligible accounts receivable. At December 31, 1997, the interest rate, which was based on LIBOR plus applicable margin, varied between 2.5% and 8.5%.

     Separately, in August 1997, one of the Company's European subsidiaries entered into a $1.2 million loan agreement which matures on June 30, 2000. The Company had outstanding borrowings under this agreement of $1,048,000 at December 31, 1997. The interest rate was 10.4% at December 31, 1997.

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


YEAR 2000

     The Company is modifying and testing the most current versions of its products to be year 2000 compliant. The Company believes that all but one of the current client/server products are year 2000 compliant. The Company expects to have released new versions of its mainframe products and the remaining client/server product which will be year 2000 compliant prior to January 1, 2000. Since not all the Company's customers are running product versions that are year 2000 compliant, the Company has been encouraging customers to migrate to current product versions.

     The Company has also reviewed its internal systems for year 2000 compliance and is in the process of upgrading to year 2000 compliant versions from third party software vendors, modifying certain systems, and planning to replace certain systems with new third party software, which the Company expects to complete prior to January 1, 2000.

     The management does not believe that the cost to bring its software products and internal systems into year 2000 compliance will have a material adverse effect on the Company's results of operations or financial condition. There can be no assurance that the Company's current products and internal systems do not contain undetected errors or defects associated with year 2000 date functions that may result in material costs to the Company. Some commentators have stated that a significant amount of litigation will arise out of year 2000 compliance issues. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent the Company may be affected by it.


SAFE HARBOR STATEMENT

     Certain information in this Form 10-Q contains "forward looking statements" within the meaning of the Securities Exchange Act of 1934, including those concerning the Company's future results and strategy. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to, the demand for the Company's products and services; the size, timing and recognition of revenue from significant orders; increased competition; the Company's success in and expense associated with developing, introducing and shipping new products; new product introductions and announcements by the Company's competitors; changes in Company strategy; product life cycles; the cost and continued availability of third party software and technology incorporated into the Company's products; the impact of rapid technological advances, evolving industry standards and changes in customer requirements; the impact of recent transitional changes in North American and international management and sales personnel; cancellations of maintenance and support agreements; software defects; changes in operating expenses; variations in the amount of cost savings anticipated to result from cost reduction actions; the impact of cost reduction actions on the Company's operations; fluctuations in foreign exchange rates; the impact of undetected errors or defects associated with year 2000 date functions on the Company's current products and internal systems;
the ability of the Company to generate sufficient future taxable income or to execute available tax strategies required to realize deferred tax assets;
and economic conditions generally or in specific industry segments. In addition, a significant portion of the Company's revenue in any quarter is typically derived from non-recurring license fees, a substantial portion of which is booked in the last month of a quarter. Since the purchase of the Company's products is relatively discretionary and generally involves a significant commitment of capital, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled. Further, the Company's expense levels are based, in part, on its expectations as to future revenue and a significant portion of the Company's expenses do not vary with revenue. As a result, if revenue is below expectations, results of operations are likely to be materially adversely affected.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     On September 27, 1996, Arbor Software Corporation ("Arbor") filed a lawsuit against Comshare in the United States District Court for the Northern District of California alleging breach of contract and fraud relating to royalty calculations. This suit was described in Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997. The Company denied all of Arbor's claims and filed a counterclaim against Arbor for fraud, defamation, unfair competition, interference with economic relationships and breach of contract. On December 12, 1997, Comshare and Arbor entered into a Settlement Agreement, and on December 15, 1997, the litigation was dismissed.


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Shareholders on November 24, 1997. There were two matters voted on, which were the election of eight directors and approval of the 1997 Global Employee Stock Option Plan. The following table sets forth the results of the matters voted on. All director nominees were elected and the 1997 Global Employee Stock Option Plan was approved.




                                           Voted For              Votes Against           Abstained          Broker Non-votes
                                           ---------              -------------           ---------          -----------------
    Election of Directors
    Nominees:
    Geoffrey B. Bloom                      8,751,841                    -                  193,451                  -
    Daniel T. Carroll                      8,731,840                    -                  213,452                  -
    Richard L. Crandall                    8,748,795                    -                  196,497                  -
    Stanley R. Day                         8,737,988                    -                  207,304                  -
    W. John Driscoll                       8,744,188                    -                  201,104                  -
    Dennis G. Ganster                      8,753,986                    -                  191,306                  -
    Alan G. Merten                         8,750,378                    -                  194,913                  -
    John F. Rockart                        8,746,891                    -                  198,401                  -

    Approval of 1997 Global Employee
    Stock Option Plan                      3,564,773                 471,781               120,363               4,788,375


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a.)   The exhibits included herewith are set forth on the Index to Exhibits.

(b.) Since the end of its most recent fiscal quarter on September 30, 1997, Comshare has filed the following report on Form 8-K:


Date of Report                   Item Reported
--------------                   -------------


December 24, 1997     Comshare, Incorporated (the "Company") and Arbor Software
                      Corporation ("Arbor") settled all claims and counterclaims asserted by the parties with respect to the License
                      Agreement, dated as of December 23, 1993. In connection with such settlement, the Company and Arbor entered into the Second Amendment to License Agreement, dated December
                      12, 1997, which amends the License Agreement.

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: FEBRUARY 13,  1998             COMSHARE, INCORPORATED
                                          (Registrant)




                                     /s/ Kathryn A. Jehle
                                     ---------------------------------
                                     Kathryn A. Jehle
                                     Senior Vice President,
                                     Chief Financial Officer,
                                     Treasurer and Assistant Secretary

                              INDEX TO EXHIBITS





EXHIBIT NO.  DESCRIPTION
-----------  -----------

10.1         Executive Bonus Program, effective October 1, 1997.

11.1         Computation of Net Income (Loss) per Common Share.

 27          Financial Data Schedule.

                                       17