Form 10-Q
period 1998-03-31
COMSHARE INC
filed 1998-05-15
CIK 201513

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



              X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             ---       OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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
Yes   X   No
    -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of MARCH 31, 1998.


                                                                     OUTSTANDING AT
                                  CLASS OF COMMON STOCK              MARCH 31, 1998
                                  ---------------------            ------------------
                                  $      1.00 PAR VALUE             9,918,929 SHARES

                             COMSHARE, INCORPORATED

                                     INDEX


                                                                        Page No.

PART I - FINANCIAL INFORMATION


     ITEM 1. FINANCIAL STATEMENTS


            Condensed Consolidated Balance Sheet as of
               March 31, 1998 and June 30, 1997..........................  3


            Condensed Consolidated Statement of Operations for the
               Three and Nine Months Ended March 31, 1998 and 1997.......  5


            Condensed Consolidated Statement of Cash Flows for the
               Nine Months Ended March 31, 1998 and 1997.................  6


            Notes to Condensed Consolidated Financial Statements.........  7


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.........................  9



     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
             RISK........................................................ 15


PART II - OTHER INFORMATION


     ITEM 2.  CHANGE IN SECURITIES....................................... 15


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K........................... 15


     SIGNATURE........................................................... 16


     INDEX TO EXHIBITS................................................... 17

PART I. - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS



                            COMSHARE, INCORPORATED
                     CONDENSED CONSOLIDATED BALANCE SHEET
                    (in thousands, except per share data)

                                                           March 31,                  June 30,
                                                             1998                      1997
                                                   ------------------------  ------------------------
ASSETS                                                (unaudited)                (audited)
CURRENT ASSETS
   Cash and cash equivalents                       $                 13,288  $                 11,651
   Accounts receivable, net                                          25,748                    24,675
   Deferred income taxes                                              2,379                     1,953
   Prepaid expenses and other current assets                          4,457                     5,298
                                                   ------------------------  ------------------------
      Total current assets                                           45,872                    43,577
PROPERTY AND EQUIPMENT, AT COST                                      19,108                    21,386
   Less - accumulated depreciation                                   15,493                    16,432
                                                   ------------------------  ------------------------
   Property and equipment, net                                        3,615                     4,954


COMPUTER SOFTWARE, NET                                                9,254                     9,175

GOODWILL, NET                                                         1,478                     1,609

DEFERRED INCOME TAXES                                                15,580                    15,580

OTHER ASSETS                                                          4,613                     5,856
                                                   ------------------------  ------------------------
                                                   $                 80,412                   $80,751
                                                   ========================  ========================

    See accompanying notes to condensed consolidated financial statements.

                            COMSHARE, INCORPORATED
                     CONDENSED CONSOLIDATED BALANCE SHEET
                    (in thousands, except per share data)


                                                      March 31,             June 30,
                                                        1998                 1997
                                                   ---------------       -----------
LIABILITIES AND SHAREHOLDERS' EQUITY                 (unaudited)           (audited)
 CURRENT LIABILITIES
   Notes payable                                   $           853       $     4,332
   Accounts payable                                         12,414            12,597
   Accrued liabilities                                       8,077             7,745
   Deferred revenue                                         19,949            19,868
                                                   ---------------       -----------
      Total current liabilities                             41,293            44,542
LONG-TERM DEBT                                               6,102               343
OTHER LIABILITIES                                            3,785             3,907

SHAREHOLDERS' EQUITY
   Capital stock:
     Preferred stock, no par value;
     authorized 5,000,000 shares; none issued                    -                 -
     Common stock, $1.00 par value;
     authorized 20,000,000 shares; outstanding
     9,918,929 shares as of March 31, 1998
     and 9,871,260 shares as of June 30, 1997                9,919             9,871

   Capital contributed in excess of par                     39,940            39,528
   Retained earnings (deficit)                             (15,964)          (12,363)
   Currency translation adjustments                         (4,059)           (4,021)
                                                   ---------------       -----------
                                                            29,836            33,015
   Less - Notes receivable                                     604             1,056
                                                   ---------------       -----------
      Total shareholders' equity                            29,232            31,959
                                                   ---------------       -----------
                                                   $        80,412       $    80,751
                                                   ===============       ===========

    See accompanying notes to condensed consolidated financial statements.

                            COMSHARE, INCORPORATED
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (unaudited; in thousands, except per share data)


                                                      Three Months Ended             Nine Months Ended
                                                          March 31,                      March 31,
                                                      1998          1997             1998         1997
                                                    ---------     ---------        ---------    ---------
REVENUE
   Software licenses                                $   9,041     $   9,596        $  26,391    $  27,868
   Software maintenance                                 9,212         9,178           26,859       27,285
   Implementation, consulting
      and other services                                5,600         5,271           16,480       15,071
                                                    ---------     ---------        ---------    ---------
TOTAL REVENUE                                          23,853        24,045           69,730       70,224


COSTS AND EXPENSES
   Selling and marketing                               10,386        13,221           31,805       41,363
   Cost of revenue and support                          7,476         8,140           21,715       23,138
   Internal research and product development            3,116         3,385            9,254       12,084
   Internally capitalized software                     (1,481)       (1,818)          (4,999)      (5,018)
   Software amortization                                1,489         1,848            5,040        5,156
   General and administrative                           2,811         3,222            8,609        9,337
   Unusual charge                                           -             -            1,614            -
   Restructuring related costs                              -         6,245                -        6,245
                                                    ---------     ---------        ---------    ---------
TOTAL COSTS AND EXPENSES                               23,797        34,243           73,038       92,305
                                                    ---------     ---------        ---------    ---------

INCOME (LOSS) FROM OPERATIONS                              56       (10,198)          (3,308)     (22,081)
OTHER INCOME (EXPENSE)
   Interest income (expense)                                1            64                -          377
   Exchange gain (loss)                                    16           (77)             (41)        (321)
                                                    ---------     ---------        ---------    ---------
TOTAL OTHER INCOME (EXPENSE)                               17           (13)             (41)          56

INCOME (LOSS) BEFORE TAXES                                 73       (10,211)          (3,349)     (22,025)
Provision (benefit) for income taxes                       --        (3,288)               -       (7,409)
                                                    ---------     ---------        ---------    ---------

NET INCOME (LOSS)                                   $      73     $  (6,923)       $  (3,349)   $ (14,616)
                                                    =========     =========        =========    =========
SHARES USED IN BASIC EPS COMPUTATION                    9,902         9,796            9,888        9,747
                                                    =========     =========        =========    =========
SHARES USED IN DILUTED EPS COMPUTATION                  9,989         9,796            9,888        9,747
                                                    =========     =========        =========    =========
NET INCOME (LOSS)  PER COMMON SHARE - BASIC EPS     $    0.01     $   (0.71)       $   (0.34)   $   (1.50)
                                                    =========     =========        =========    =========
NET INCOME (LOSS)  PER COMMON SHARE - DILUTED EPS   $    0.01     $   (0.71)       $   (0.34)   $   (1.50)
                                                    =========     =========        =========    =========

    See accompanying notes to condensed consolidated financial statements.

                            COMSHARE, INCORPORATED
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (unaudited; in thousands)


                                                                         Nine Months Ended
                                                                              March 31,
                                                                  -------------------------------
                                                                      1998                1997
                                                                  -----------       -------------
OPERATING ACTIVITIES
   Net loss                                                       $   (3,349)       $    (14,616)
   Adjustments to reconcile net loss to
   net cash provided by (used in) operating activities:
     Depreciation and amortization                                     6,809               7,063
     Restructuring related costs                                           -               1,317
     Changes in operating assets and liabilities:
        Accounts receivable                                           (1,144)              6,225
        Prepaid expenses and other assets                                240                 921
        Accounts payable                                                (165)             (3,424)
        Accrued liabilities                                              875                 370
        Deferred revenue                                                 148               1,175
        Deferred income taxes                                              -              (7,255)
        Other liabilities                                               (120)                (90)
                                                                  ----------        ------------
          Net cash provided by (used in) operating activities          3,294              (8,314)


INVESTING ACTIVITIES
   Additions to computer software                                     (5,141)             (5,120)
   Payments for property and equipment                                  (337)             (2,591)
   Other                                                               1,148                (773)
                                                                  ----------        ------------
          Net cash used in investing activities                       (4,330)             (8,484)

FINANCING ACTIVITIES
   Net borrowings (repayments) under notes payable                    (3,868)              2,485
   Net borrowings (repayments) under debt agreements
    and capital lease obligations                                      6,097              (1,911)
   Stock options exercised                                               746                 559
   Other                                                                 (86)                 23
                                                                  ----------        ------------
          Net cash provided by financing activities                    2,889               1,156
EFFECT OF EXCHANGE RATE CHANGES                                         (216)                204
                                                                  ----------        ------------
NET INCREASE (DECREASE)  IN CASH                                       1,637             (15,438)

BALANCE AT BEGINNING OF PERIOD                                        11,651              27,468
                                                                  ----------        ------------
BALANCE AT END OF PERIOD                                          $   13,288        $     12,030
                                                                  ==========        ============
SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                                          $      184        $        133
                                                                  ==========        ============
  Cash paid for income taxes                                      $      579        $        549
                                                                  ==========        ============

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

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, required to present fairly its consolidated balance sheet as of March 31, 1998, the consolidated statement of operations for the three and nine months ended March 31, 1998 and 1997 and the consolidated statement of cash flows for the nine months ended March 31, 1998 and 1997.

     The results of operations for the three and nine months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected in future quarters or the full fiscal year. The software industry is generally characterized by seasonal trends.


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


NOTE C - BORROWINGS

     Effective September 23, 1997 the Company entered into a new $10 million credit agreement which matures on October 1, 2000. Borrowings are secured by accounts receivable and the credit agreement contains covenants regarding among other things, earnings, leverage, net worth and payment of dividends. Under the terms of the agreement, the Company is not permitted to pay cash dividends on its common stock. Permitted borrowings available as of March 31, 1998 under this credit agreement were $10 million, of which $5.3 million was outstanding. Borrowings available at any time are based on the lower of $10 million or a percentage of worldwide eligible accounts receivable. At March 31, 1998, the interest rate, which was based on LIBOR plus applicable margin, varied between 2.8% and 7.6%.

     Separately, in August 1997, one of the Company's European subsidiaries entered into a $1.2 million loan agreement which matures on June 30, 2000. The Company had outstanding borrowings under this agreement of $978,000 at March 31, 1998. The interest rate was 10.4% at March 31, 1998.

     In addition, one of the Company's European subsidiaries has a local currency overdraft facility under which $0.8 million was available. The Company had outstanding borrowings of $280,000 at March 31, 1998 under this facility. The interest rate was 9.5% at March 31, 1998.

                             COMSHARE, INCORPORATED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE D - FINANCIAL INSTRUMENTS

     The Company at various times enters into forward exchange contracts to hedge certain exposures related to identifiable foreign currency commitments that are relatively certain as to both timing and amount. Gains and losses on the forward contracts are recognized concurrently with the gains and losses from the underlying commitments. The forward exchange contracts used are classified as "held for purposes other than trading." The Company does not use any other types of derivative financial instruments to hedge such exposures, nor does it use derivatives for speculative purposes. At March 31, 1998 and June 30, 1997, the Company had forward foreign currency exchange contracts of approximately $3.1 million and $1.8 million (notional amounts), respectively, denominated in foreign currencies. The contracts outstanding at March 31, 1998 mature at various dates through July 10, 1998, and are intended to hedge various foreign currency commitments due from foreign subsidiaries and the Company's agents and distributors. Due to the short term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amount at March 31, 1998 and June 30, 1997.


NOTE E - UNUSUAL CHARGE

     The Company recorded a $1.6 million pre-tax unusual charge for the cost of termination of certain executives and others in the first quarter ended September 30, 1997. The unusual charge includes staff reductions of approximately 12 employees. At March 31, 1998, $1.1 million remains to be paid for termination of employment and related contractual obligations.


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


NOTE G - FINANCIAL ACCOUNTING STANDARDS

     In 1997, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information". The Company has adopted SFAS 128 during the second quarter ended December 31, 1997. Basic EPS and Diluted EPS are disclosed in the Item 1 "Condensed Consolidated Statement of Operations for the Three and Nine Months Ended March 31, 1998 and
1997."   The disclosure prescribed by SFAS No. 130 and 131 must be made beginning with the fiscal year ending June 30, 1999.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     The following discussion and analysis sets forth information for the three and nine months ended March 31, 1998 compared to the three and nine months ended March 31, 1997. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.


RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain financial data as a percentage of total revenue.

                                                    Three Months Ended                        Nine Months Ended
                                                         March 31,                                March 31,
                                                    1998          1997                        1998          1997
                                                   ------      -------                       ------     --------
REVENUE
  Software licenses                                 37.9%        39.9%                         37.9%       39.7%
  Software maintenance                              38.6         38.2                          38.5        38.9
  Implementation and consulting services            23.5         21.9                          23.6        21.4
                                                   -----       ------                        ------     -------
    Total revenue                                  100.0        100.0                         100.0       100.0
COSTS AND EXPENSES
  Selling and marketing                             43.6         55.0                          45.6        58.9
  Cost of revenue and support                       31.3         33.8                          31.2        32.9
  Internal research and product development         13.1         14.1                          13.3        17.2
  Internally capitalized software                   (6.2)        (7.6)                         (7.2)       (7.1)
  Software amortization                              6.2          7.7                           7.2         7.3
  General and administrative                        11.8         13.4                          12.3        13.3
  Unusual charge                                       -            -                           2.3           -
  Restructuring related costs                          -         26.0                             -         8.9
                                                   -----       ------                        ------     -------
    Total costs and expenses                        99.8        142.4                         104.7       131.4

INCOME (LOSS) FROM OPERATIONS                        0.2        (42.4)                         (4.7)      (31.4)

OTHER INCOME (EXPENSE)
  Interest income (expense)                          0.0          0.3                           0.0         0.5
  Exchange gain (loss)                               0.1         (0.3)                         (0.1)       (0.4)
                                                   -----       ------                        ------     -------
    Total other income (expense)                     0.1          0.0                          (0.1)        0.1

INCOME (LOSS) BEFORE INCOME TAXES                    0.3        (42.4)                         (4.8)      (31.3)

Provision (benefit) for income taxes                   -        (13.7)                            -       (10.6)
                                                   -----       ------                        ------     -------
NET INCOME (LOSS)                                    0.3%       (28.7)%                        (4.8)%     (20.7)%
                                                   =====       =======                       ======     =======

REVENUE



                                             Three Months Ended        Percent            Nine Months Ended           Percent
                                                   March 31,           Change                 March 31,               Change
                                             ----------------------  -----------  -----------------------------     ----------
                                                1998        1997                      1998              1997
                                             ----------  ----------               ------------    -------------
                                                 (in thousands)                             (in thousands)
REVENUE
  Software licenses                          $    9,041  $    9,596    (5.8)%     $     26,391    $      27,868        (5.3)%
  Software maintenance                            9,212       9,178     0.4             26,859           27,285        (1.6)
  Implementation and consulting services          5,600       5,271     6.2             16,480           15,071         9.3
                                             ----------  ----------               ------------    -------------
     TOTAL REVENUE                           $   23,853  $   24,045    (0.8)%     $     69,730    $      70,224        (0.7)%
                                             ==========  ==========               ============    =============

     Total revenue declined less than 1% in the three and nine months ended March 31, 1998 compared to the same periods last year. Software licenses revenue decreased 5.8% and 5.3% in the three and nine months ended March 31, 1998. The decline in license fee revenue in the three and nine months ended March 31, 1998 was primarily due to transitional changes and turnover in the North American sales organization.

     Software maintenance revenue was relatively flat in the three and nine months ended March 31, 1998 compared to the same periods last year. Client/server software maintenance revenue in the three and nine months ended March 31, 1998 represented 82.9% and 81.6% of total software maintenance revenue and increased 8.1% and 6.8% compared with the prior year. Mainframe software maintenance revenue decreased 25.5% and 26.9% in the three and nine months ended March 31, 1998 compared to last year primarily due to mainframe maintenance cancellations and continued customer migration to client/server platforms. Mainframe software maintenance revenue is expected to continue to decline.

     Implementation, consulting and other service revenue increased 6.2% and 9.3% in the three and nine months ended March 31, 1998 compared to last year primarily due to the increased demand for such services from the existing client base.

COSTS AND EXPENSES





                                                  Three Months Ended       Percent       Nine Months Ended          Percent
                                                       March 31,           Change            March 31,              Change
                                              ----------------------     ---------      ------------------------  ----------
                                                 1998        1997                         1998           1997
                                              ----------  ----------                    ---------     ----------
                                                    (in thousands)                            (in thousands)
COST AND EXPENSES
  Selling and marketing                       $   10,386  $   13,221       (21.4)%      $  31,805     $   41,363      (23.1)%
  Cost of revenue and support                      7,476       8,140        (8.2)          21,715         23,138       (6.2)
  Internal research and product development        3,116       3,385        (7.9)           9,254         12,084      (23.4)
  Internally capitalized software                 (1,481)     (1,818)      (18.5)          (4,999)        (5,018)      (0.4)
  Software amortization                            1,489       1,848       (19.4)           5,040          5,156       (2.2)
  General and administrative                       2,811       3,222       (12.8)           8,609          9,337       (7.8)
                                              ----------  ----------                    ---------     ----------
    Total costs and expenses before unusual
    charge and restructuring related costs        23,797      27,998       (15.0)          71,424         86,060      (17.0)
  Unusual charge                                       -           -         *              1,614              -         *
  Restructuring related costs                          -       6,245         *                  -          6,245         *
                                              ----------   ---------                    ---------     ----------
      TOTAL COSTS AND EXPENSES                $   23,797   $  34,243       (30.5)%      $  73,038     $   92,305      (20.9)%
                                              ==========   =========                    =========     ==========
  * % not meaningful.

     Selling and marketing expense decreased 21.4% and 23.1% in the three and nine months ended March 31, 1998 compared to the same period last year primarily due to decreased spending on sales and marketing activities resulting from cost reduction actions taken during the last half of fiscal 1997 and the first quarter of fiscal 1998. The decrease in selling and marketing expense during the nine months ended March 31, 1998 was also due to lower headcount during the period.

     Cost of revenue and support decreased 8.2% and 6.2% in the three and nine months ended March 31, 1998 compared to the prior year principally due to decreased third party royalties and lower software production and distribution costs.

     Internal research and product development expense decreased 7.9% and 23.4% in the three and nine months ended March 31, 1998 compared to last year mainly due to the reduction in the product development staff as a result of the consolidation of the Company's product development activities in Ann Arbor, Michigan and closing of the Leicester, England product development facility in the third quarter of fiscal 1997.

     Internally capitalized software decreased in the three and nine months ended March 31, 1998 compared to the prior year mainly due to the decreased levels of development costs that were capitalizable. Software amortization expense decreased in the three and nine months ended March 31, 1998 primarily due to the decreased levels of capitalized software.

     General and administrative expense decreased 12.8% and 7.8% in the three and nine months ended March 31, 1998 compared to the same period last year primarily due to a decrease in employee-related costs as a result of cost reduction efforts and lower legal fees, following favorable resolution of a number of legal matters.

     During the first quarter ended September 30, 1997, the Company recorded a $1.6 million unusual charge which represented the cost of termination of certain executives and other staff. The unusual charge includes staff reductions of approximately 12 employees. At March 31, 1998, $1.1 million remains to be paid for termination of employment and related contractual obligations.

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


NON-OPERATING INCOME AND EXPENSE


                                          Three Months Ended                  Nine Months Ended
                                               March 31,                          March 31,
                                       -------------------------         -----------------------
                                           1998         1997                  1998       1997
                                       -----------  -----------          ----------   ----------
                                            (in thousands)                 (in thousands)
OTHER INCOME (EXPENSE)
  Interest income (expense)            $         1  $       64           $        -   $      377
  Exchange gain (loss)                          16         (77)                 (41)        (321)
                                       -----------  ----------           ----------   ----------
     TOTAL OTHER INCOME (EXPENSE)      $        17  $      (13)          $      (41)  $       56
                                       ===========  ==========           ==========   ==========

     Interest income declined in the three and nine months ended March 31, 1998 primarily due to lower average cash balances and increased borrowing.


FOREIGN CURRENCY

     For the three and nine months ended March 31, 1998, 54% and 55% of the Company's total revenue was from outside North America compared with 44% and 48% for the three and nine months ended March 31, 1997. Most of the Company's international revenue is denominated in foreign currencies. The Company recognizes currency transaction gains and losses in the period of occurrence. As currency rates are constantly changing, these gains and losses can, at times, fluctuate greatly.

     During the third quarter of fiscal 1998, the overall strengthening of the dollar against European currencies had a slight negative impact on the Company's foreign revenues, as compared to the same period of fiscal 1997. If foreign exchange rates in the third quarter of fiscal 1997 had been the same as they were in the same period of fiscal 1998, international revenues during the third quarter of fiscal 1998 would have increased $2.4 million instead of $2.2 million, as reported. However, the impact on revenue was offset by the exchange rate impact on foreign expenses. The $5.0 million decrease in foreign expenses over the third quarter of fiscal 1997 would have been $4.5 million, if foreign exchange rates in the third quarter of fiscal 1997 had been the same as they were in the same period of fiscal 1998. As a result of the changes in foreign currency exchange rates, the increase in the international income before taxes, at actual exchange rates, was $0.3 million more than at comparable exchange rates for the third quarter of fiscal 1998.

     For the nine months ended March 31, 1998, the overall strengthening of the dollar against European currencies had a slight negative impact on the Company's foreign revenues, as compared to the same period of fiscal 1997. If foreign exchange rates for the nine months ended March 31, 1997 had been the same as they were in the same period of fiscal 1998, international revenues for the nine months ended March 31, 1998 would have increased $5.6 million instead of $4.7 million, as reported. However, the impact on revenue was offset by the exchange rate impact on foreign expenses. The $8.9 million decrease in foreign expenses over the nine months ended March 31, 1997 would have been $7.5 million, if foreign exchange rates for the nine months ended March 31, 1997 had been the same as they were in the same period of fiscal 1998. As a result of the changes in foreign currency exchange rates, the increase in the international income before taxes, at actual exchange rates, was $0.5 million more than at comparable exchange rates for the nine months ended March 31, 1998. In general, the Company's future operating results may be adversely impacted by the overall strengthening of the U.S. dollar against foreign currencies of countries where the Company conducts business; conversely, future operating results may be favorably impacted by an overall weakening of the U.S. dollar against foreign currencies.

     The Company had several forward exchange contracts totaling $3.1 million outstanding at March 31, 1998. See Note D of Notes to Condensed Consolidated Financial Statements.


PROVISION (BENEFIT) FOR INCOME TAXES

     The effective income tax rate in the three and nine months ended March 31, 1998 was 0%, compared with 32% and 34% for the same periods a year ago, as the Company did not recognize any provision (benefit) for income taxes on its operating income (loss) in the three and nine months ended March 31, 1998.

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

     The foregoing statements regarding the realization of deferred tax assets are "forward looking statements" within the meaning of the Securities Exchange Act of 1934. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for discussion of uncertainties relating to such statements.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, cash and cash equivalents were $13.3 million, compared with cash of $11.7 million at June 30, 1997. The increase in cash and cash equivalents is principally due to increased borrowings for operating and investing activities.

     Net cash provided by operating activities was $3.3 million in the nine months ended March 31, 1998, compared with net cash used in operating activities of $8.3 million in the nine months ended March 31, 1997. The increase in net cash provided by operating activities was primarily due to the decline in net operating loss before income taxes from $22 million to $3.3 million and a $2.4 million payment to terminate the Company's lease obligation on its vacated London office facility in the first quarter of fiscal 1997, offset by a decrease in accounts receivable in the nine months ended March 31, 1997.

     Net cash used in investing activities was $4.3 million in the nine months ended March 31, 1998, compared with $8.5 million in the nine months ended March 31, 1997. The decrease in net cash used in investing activities was primarily due to the decreased purchases of property and equipment, and the receipt of the net cash surrender value of certain life insurance policies as a result of the cancellation of the policies held by the Company in the first quarter of fiscal 1998. At March 31, 1998, the Company did not have any material capital expenditure commitments.

     Total assets were $80.4 million at March 31, 1998, compared with total assets of $80.8 million at June 30, 1997. Working capital as of March 31, 1998 was $4.6 million, compared with a negative $1 million as of June 30, 1997. The decrease in total assets from June 30, 1997 to March 31, 1998 was primarily due to the decline in property and equipment as a result of the depreciation expense taken during the nine months of fiscal 1998. The increase in working capital was primarily due to a decrease in notes payable as a result of refinancing such notes under the Company's new credit agreement, as well as increases in cash and accounts receivable as described above.

     Effective September 23, 1997, the Company entered into a new $10 million credit agreement with its bank which has permitted borrowings based on a percentage of worldwide eligible accounts receivable. At March 31, 1998, the permitted borrowings available under this credit agreement were $10 million, of which $5.3 million was outstanding. Borrowings available at any time are based on the lower of $10 million or a percentage of worldwide eligible accounts receivable. At March 31, 1998, the interest rate, which was based on LIBOR plus applicable margin, varied between 2.8% and 7.6%.

     Separately, in August 1997, one of the Company's European subsidiaries entered into a $1.2 million loan agreement which matures on June 30, 2000. The Company had outstanding borrowings under this agreement of $978,000 at March 31, 1998. The interest rate was 10.4% at March 31, 1998.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.



PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 20, 1998, Mr. Richard L. Crandall, a member of the Board of Directors of the Company, purchased directly from the Company 20,000 shares of the Company's common stock at price per share of $8.25 for a total purchase price of $165,000, payable in cash. The Company did not register and does not plan to register, the common stock sold to Mr. Crandall under the Securities Act of 1933, as amended (the "Act"), based upon exemptions from registration set forth in Section 4(2) of the Act and Regulation D. The Company relied upon these exemptions based upon Mr. Crandall's representations set forth in a subscription agreement, his position as a member of the Board of the Company and the negotiated nature of the transaction.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


  (a.)  The exhibits included herewith are set forth on the Index to Exhibits.

  (b.)  Reports on Form 8-K.


        There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: MAY 15, 1998                  COMSHARE, INCORPORATED
                                        (Registrant)




                                  /s/ Kathryn A. Jehle
                                  --------------------

                                  Kathryn A. Jehle
                                  Senior Vice President,
                                  Chief Financial Officer,
                                  Treasurer and Assistant Secretary

                               INDEX TO EXHIBITS




EXHIBIT NO.  DESCRIPTION
-----------  -----------

10.1         Letter agreement between Comshare, Incorporated and Mark E.
             Tapling regarding employment termination dated January 19, 1998.

11.1         Computation of Net Income (Loss) per Common Share.

 27          Financial Data Schedule.