Form 10-K
period 1998-06-30
COMSHARE INC
filed 1998-09-28
CIK 201513

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

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1998

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from________ to ________

                          Commission File Number 0-4096

                             COMSHARE, INCORPORATED
             (Exact name of registrant as specified in its charter)

                    MICHIGAN                             38-1804887
         (State or other jurisdiction of               (IRS employer
           incorporation or organization)            identification number)

                 555 BRIARWOOD CIRCLE, ANN ARBOR, MICHIGAN 48108
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (734) 994-4800

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

                               YES [ X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of August 31, 1998 based on $2.88 per share, the last sale price for the Common Stock on such date as reported on the NASDAQ Stock Market National Market System, was approximately $27,956,000.

As of August 31, 1998 the Registrant had 10,075,547 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Document                                     Part of Form 10-K Report
         --------                                 into which it is incorporated
Portions of Proxy Statement for the               -----------------------------
1998 Annual Meeting of Shareholders                           III
("The 1998 Proxy Statement")

                     (This page is intentionally left blank)

                                     PART I

ITEM 1.  BUSINESS

This Business section contains forward looking statements that involve uncertainties. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to those discussed below, particularly in "Business - Uncertainties Related to Forward Looking Statements."


GENERAL

Comshare, Incorporated and its subsidiaries (collectively referred to as "Comshare" or the "Company") develop, market and support client/server financial analytic applications software for management planning and control. The Company targets its products and services to the chief financial officer's ("CFO") organization across a broad range of industries, offering software for budgeting, consolidation, management reporting and performance measurement. Comshare's software is differentiated by its robust multidimensional guided analysis capabilities which allow end-users to quickly identify and analyze problem areas particularly in very large databases. The Company's software products enable the enterprise-wide integration of data from multiple data sources, complementing underlying transaction systems. The Company delivers complete software solutions by providing implementation, consulting, training and support services in addition to the software sales.

On June 4, 1998, Comshare sold certain software products, accounts receivable, customer contracts, intellectual property, intangibles, permits and business records related to its Arthur (TM) strategic merchandise management applications for the retail industry and its Boost Sales and Margin Planning software product for the consumer packaged goods industry (together, the "Retail Business") to JDA Software, Inc. for $44 million in cash and the assumption of certain liabilities related to the Retail Business. The sale of the Retail Business resulted in a pre-tax gain of $35,386,000 and an after-tax gain of $19,986,000.


BUSINESS STRATEGY

The Company's objective is to be a leading provider of financial analytic applications. The key elements of the Company's strategy include the following:

1. Focus on financial analytic applications for budgeting, consolidation, management reporting and performance measurement. These applications provide analytical capability to end-users not available in underlying transaction systems which are geared toward efficient transaction processing rather than analysis and reporting. The Company's early efforts emphasize budgeting applications, because it believes that this market offers the greatest immediate potential.

2. Complement multiple transaction vendors. Comshare's applications can integrate data from multiple transaction systems into a single application for reporting and analysis, offering customers the flexibility of dealing with multiple underlying transaction systems which their business needs often require.

3. Provide easy enterprise-wide deployment of the software. Comshare's applications are designed to support enterprise-wide budgeting, consolidation, management reporting and performance analysis for large and complex businesses. The software can be easily customized to meet the unique needs of a customer, yet readily deployed. The typical implementation can be accomplished in 60 to 90 days.

4. Differentiate with guided analysis and financial functionality. Drawing on years of experience in the business intelligence market, Comshare differentiates its products by giving end-users adhoc query and reporting capability which is driven by guided analysis. This analytical capability allows an end-user to identify problem areas quickly and drill down for more information. Guided analysis is particularly critical for applications involving large databases which in turn make it difficult and time consuming for the end-user to identify problems buried in the databases.

5. Support relational and OLAP multidimensional database technologies. Many of today's businesses are best understood in a multidimensional context, for example, across time periods, across geographies and across products. Comshare's applications have historically supported OLAP database technology which was developed specifically for multidimensional business problems. However, relational database technology is increasingly able to handle such analysis and is considered mainstream technology by many companies. To broaden the market appeal of its applications, Comshare is in the process of developing applications to support both relational and OLAP databases for certain of its main applications.

6. Use a common technology platform, the Comshare Application Architecture, based on Microsoft Corporation ("Microsoft") standards. The Comshare Application Architecture allows the Company to offer an integrated suite of applications to its customers and permits new technology features to become quickly available to all products developed using this architecture. Microsoft standard technologies enable the Company to focus its resources on the application functionality of the products and avoid the time and cost of developing proprietary technologies. The Microsoft technologies allow the Company to support the products of other software vendors more easily.


PRODUCTS

The Company offers financial analytic applications designed for use by customers in a broad range of industries, primarily targeted at the finance organizations of corporations.

Comshare's software products are generally licensed to end-use customers under non-exclusive perpetual license agreements. Software license fees for the Company's decision support software applications vary widely depending upon the product, platform and number of users supported. Add-on features and products are available for additional fees. The initial amount paid by customers purchasing the Company's products typically covers the software license fee and product maintenance for the first year of the license. Customers may continue product maintenance thereafter for an annual fee normally ranging from 15 to 20 percent of the license fee.

The Company offers three main products: Comshare BudgetPLUS ("BudgetPLUS") , Comshare Decision ("Decision") and its web-version, Comshare DecisionWeb ("DecisionWeb"), and Comshare FDC ("FDC"). In addition, the Company supports a number of legacy products.


1.  BUDGETPLUS

Comshare's lead application is BudgetPLUS, a client/server based application offering enterprise-wide budgeting functionality. It is designed to improve productivity, shorten budget cycles and enhance the quality of an enterprise's budget process.

BudgetPLUS offers the flexibility of a spreadsheet combined with the control and accounting intelligence of a general ledger package. Data collection is through the use of the popular Excel spreadsheet in a secure environment, enabling the business manager to develop their budgets within a system, which can be centrally administered for easy consolidation and review. BudgetPLUS provides the ability to build custom data entry screens, load data, track budget versions, translate currencies, perform consolidations and handle reorganizations. It is designed to handle enterprise-wide budgeting and to be implemented quickly and easily. Limited ongoing support by the customer's information technology organization is required.

BudgetPLUS is integrated with Decision to provide a single financial database to enhance the integrity and usability of the data, including all budget versions, forecasts and actual results. This provides end-users access for adhoc analysis and reporting across the enterprise.

Comshare currently offers BudgetPLUS using Hyperion Solutions Corporation's ("Hyperion") Essbase database. Under development is a version of BudgetPLUS which uses Oracle Corporation's ("Oracle") relational database and plans have been announced to support Microsoft's SQL Server relational database.

The analysis and reporting capability of DecisionWeb is also available with BudgetPLUS.

2.  DECISION

Decision and DecisionWeb are the latest generation decision support products offered by Comshare and follow a long line of executive information system ("EIS") products offered by the Company. Comshare was among the first software companies to successfully introduce EIS products to the market.

Decision and DecisionWeb are applications designed to provide information to a wide range of business users for planning, analysis and reporting. These applications are customized by the Company's consultants, third parties or the customers themselves to meet specific customer requirements. While these products can be used to develop a wide range of applications, Comshare is focusing its sales and development efforts primarily on financial performance measurement applications. These applications can be developed on a stand-alone basis or in connection with Comshare's BudgetPLUS product. Typical applications include balanced scorecards, sales analysis applications, product and customer profitability analysis applications and key performance indicator applications.

Decision and DecisionWeb capitalize on the increased use of multidimensional analysis by business professionals to solve business problems. Using multidimensional analysis, business professionals view information in a manner which is consistent with their perception of the underlying business, for example, across time periods, across geographies and across products. Decision and DecisionWeb facilitate these and other multidimensional analyses by permitting end-users to structure business data across multiple dimensions of importance to these users.

Decision includes a full suite of client/server software necessary to deliver an enterprise-wide application, including software which 1) gathers and consolidates data from multiple, disparate data sources, 2) server-based technology to facilitate computer-intensive functions such as sorting and adhoc calculations, and 3) an analysis and presentation front end for end-users. Decision provides for automated data acquisition, cleansing, integration and consolidation of data from diverse sources. This summarized information is stored in a multidimensional database, which is currently Hyperion's Essbase database. The current version of Decision also supports Microsoft's Plato in its current beta form, which is expected to be commercially released by Microsoft by the end of the calendar year 1998. At that time, Decision will also support all third party OLAP databases which conform to Microsoft's OLE DB for OLAP standard. The front-end software gives end-users access to business information in an understandable way plus the power of adhoc analysis.

For companies with very large databases, the only practical way of identifying areas requiring further analysis is the use of guided analysis techniques. Comshare offers several different guided analysis capabilities. Overview, a guided analysis technique, is particularly adaptable to very large databases because it allows entire hierarchies to be viewed on a screen at one time, color coded for exceptions. This gives the end-users the ability to find problems easily as well as to see problems in context with other items in the hierarchy. Detect and Alert technology, another guided analysis technique, give users private and public monitors. End-users can define the data to be monitored and the acceptable data ranges on their desktops. The desktop receives alerts when values are found outside the acceptable ranges, which relieves end-users from the task of searching for problems. Intelligent Component Expansion, a third guided analysis technique, alerts users to problems hidden at lower levels of a business hierarchy that they are not currently viewing. A quick scan of company results will reveal trouble spots. Comshare's Question & Answer interface guides users through a series of questions, leading them through a standard analysis process specifically developed for sales analysis applications.

DecisionWeb is a Web server-based component of Decision which allows end-users with Internet browsers to access and analyze the same applications that other end-users can on client/server platforms. Decision and DecisionWeb are both based on Comshare's Application Architecture so organizations can deliver the same application enterprise-wide available on Decision, by using a combination of Decision client desktops and Internet browsers with DecisionWeb. Businesses benefit from web-based applications because they reduce the cost of deploying and maintaining applications to multiple end-users in multiple locations.

DecisionWeb delivers Java-based web applications with generally the same functionality found in Decision, including exception reporting, personal calculations, sorting, the ability to write data back to the central database, drill down, charting and customizable points of entry for individual users.

3.  FDC

FDC is a statutory consolidation and management reporting application which collects and consolidates financial data from different general ledgers and other sources within a multidivisional or multilocation organization. It produces consolidated financial reports for management, public and statutory reporting. With FDC, a customer can cut their closing time and provide financial results more quickly to end-users.

FDC offers the financial intelligence and control found in general ledgers. Information can be integrated from multiple general ledger systems without rekeying data. FDC performs currency translations, handles intercompany eliminations and account reclassifications.

FDC is a client/server application which uses a Btrieve database to store data, which can include historical and budgeted data.

FDC is offered with Execu-View Finance, which allows users point and click access to interactively browse, report, graph and analyze information gathered in FDC, similar to Decision.

4.  LEGACY PRODUCTS

Comshare continues to support Commander OLAP, the client/server predecessor to Decision and earlier EIS-based products. The Company also sells and supports System W and IFPS decision support products for use on mainframe and UNIX-based computers. Customers use System W and IFPs for applications similar to those developed with Decision, although the multidimensional database resides on the mainframe, rather than on the server. Because market demand has shifted towards client/server technology, the mainframe-related portions of Comshare's business have declined significantly in recent years. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

SERVICES AND SUPPORT

The Company offers implementation, consulting, training, presales and postsales technical support and maintenance to complement its software product offerings. Comshare supports its product offerings with customer support from its teams of industry and product decision support specialists and its worldwide distributor network.

IMPLEMENTATION AND CONSULTING SERVICES

Implementation and consulting services are offered for all of the Company's software products, and include application design and modification, installation assistance, implementation and troubleshooting support.

Comshare complements its services through partnership arrangements with value added consultants who complete a certification process, given to recognize consultants qualified in the use of Comshare applications. The certification process is also designed to help Comshare's customers receive quality service and support, training, project oversight and service monitoring. Comshare certified value added consultants include, among others, Legacy Technology, Technium and Pinnacle Solutions in the U.S.; A.G. Solutions, Ltd. in the U.K.; Cap Gemini Sogeti and Valoris in France; and Kurt Salmon Associates in the U.S., U.K. and Germany.

SOFTWARE MAINTENANCE AND SUPPORT

The Company provides customer telephone helpline support staffed with experienced professionals. Customers under maintenance receive product enhancements and updates, bug fixes and access to Comshare's telephone helpline and helpline web pages. Initial product license fees typically include the first year of maintenance support. Thereafter, maintenance customers pay an annual maintenance fee, which is typically 15 to 20 percent of the software license fee.

CUSTOMER TRAINING

Comshare offers a training program to customers and third party consultants. Training classes are provided by the Company at customer sites, at its local sales offices and at its central training centers in Ann Arbor, Michigan and London, England. The Company's training program is designed for end-users and system support staff and includes a variety of training classes covering software applications functional use, applications building and system administration.

CUSTOMERS

Comshare and its distributors are currently providing maintenance at over 2,100 corporate and public sector customer sites in 42 countries. Comshare's diversified customer base includes many Fortune 1000 and Financial Times 1000 industrial companies as well as large and mid-sized companies in the communications, financial services, health care, retail and transportation industries, and many governmental and other public sector organizations.


SALES AND MARKETING

Comshare products and services are sold on a worldwide basis by a direct sales operation and by an extensive worldwide distributor network. Both of these complementary distribution channels leverage the Company's industry and application expertise and offer presales and postsales implementation, consulting, and customer support and services.

The Company sells and markets its software products and services in the U.S., Canada, U.K., France and Germany through direct sales organizations. Direct sales operations are organized geographically, and within a geographic region are generally organized by industry.

The Company has an extensive distributor network covering 37 countries not directly served by the Company. The Company has selected established software application vendors or systems integration firms to act as distributors to market, implement and support Comshare products in their respective geographic areas. Revenue from the Company's distributors was $19.4 million, or approximately 22% of total revenue, in fiscal 1998.

To generate sales, the Company conducts comprehensive marketing programs which include direct mail, public relations, advertising, seminars, trade shows and on-going customer communication programs. The sales cycle begins with the generation of a sales lead or request for proposal from a prospect. After a lead is qualified, the Company's sales force analyzes the potential customer's needs and makes one or more presentations to the potential customer. After obtaining a preliminary commitment, the Company often develops customized demonstrations to illustrate how the Company's products will satisfy a customer's specific needs. The sales cycle varies in length from customer to customer, but typically ranges from three to nine months.


RESEARCH AND PRODUCT DEVELOPMENT

The Company's product development strategies are to: (1) provide financial analytic applications on both the client/server and web-based platforms; (2) differentiate Comshare products with guided analysis capabilities for very large databases; (3) provide applications using relational and OLAP database technologies; (4) follow Microsoft standards; and (5) leverage the Comshare Application Architecture.

Web-based applications are increasingly popular among major corporations because they are easier to deploy and support in a multilocation environment. Comshare offers DecisionWeb, a web-based alternative to Decision, and plans to develop web-based versions of its other products in the future.

Many of Comshare's customers have large enterprise-wide applications which result in very large databases. The Company has developed guided analysis technologies to help end-users quickly and easily determine problem areas for further analysis. These guided analysis capabilities include Overview, which was developed based on technology licensed from Inxight Software, Inc., a Xerox New Enterprise Company ("Inxight"), Detect and Alert,

Intelligent Component Expansion and the Question & Answer interface. Comshare is pursuing extensions to these guided analysis capabilities, particularly in partnership with Inxight.

Relational database technology is increasingly capable of handling multidimensional business problems which proprietary OLAP database technologies were developed to solve. Because relational technology is considered mainstream and is supported by most major corporations, Comshare is developing relational versions of certain of its applications and plans to support both the OLAP and relational versions. Prior to the sale of its Retail Business, the Company developed relational versions of its retail applications, and it is now applying this knowledge and certain technology to developing a relational version of BudgetPLUS.

Microsoft is viewed as setting the standard for client/server technology. All of Comshare's products run on NT on the server and NT and Windows '98 on the desktop. The Company plans to continue to support Microsoft's platforms and to replace proprietary middleware technology over time with Microsoft technology. Specifically, the Company's current version of Decision supports the beta version of Microsoft's OLAP database, Plato, and the OLAP connectivity standard developed by Microsoft, called OLE DB for OLAP. This means that Decision will support any OLAP database that adheres to the OLE DB for OLAP standard when it is commercially released. Commercial release by Microsoft is expected by calendar year-end.

To support its application strategy, the Company developed a common architectural platform known as Comshare Application Architecture ("CAA"). This architecture is a three-tiered design that includes a database tier, an application server tier, and a client-side presentation tier with standard interfaces which allow changes in one tier without affecting the other tiers. The CAA offers several benefits for future product development. First, CAA will allow the Company to integrate its products for the benefit of customers who buy multiple Comshare applications. Second, new applications can be developed using the CAA allowing the Company to leverage existing technology. Third, CAA will enable the Company to implement innovative, differentiating features in the application server tier, which will benefit all applications developed based on CAA.

During the fiscal years ended June 30, 1998, 1997, and 1996 worldwide internal research and development expenses were (in thousands):

                                               1998         1997      1996
Internal research and product development    $12,355      $15,556    $15,977
As a % of total revenue                         13.8%        16.8%      13.4%

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


The Company has registered certain of its trademarks and copyrights. The Company is the owner of various trademarks, including Comshare BudgetPLUS, Comshare Decision, Detect and Alert(R), Comshare EIS, Comshare Execu-View, Guided Analysis, Comshare FDC, Comshare NewsAlert, The Decision Support Company(R), Comshare DecisionWeb, Comshare Sales Analysis, Overview and Comshare Application Architecture. The Company's software bears appropriate copyright notices.

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

Examples of third-party software tools that the Company incorporates into its products include, Hyperion's Essbase, Inxight's Hyperbolic Tree, Btrieve Technology, Inc.'s Btrieve database, Microsoft's Excel, Oracle's Express, Applix's TM1 and Strategic Mapping, Inc.'s Atlas View SDK. During fiscal 1998, the Company was substantially dependent upon Hyperion's Essbase, to provide the critical multidimensional functionality for Decision and BudgetPLUS. The Company's worldwide license for Essbase was extended in September, 1998 and expires December 31, 2002. The license agreegment may be terminated earlier in the event of an uncured material breach. The Company may extend the license if certain minimum revenues are achieved. In addition, the Company may continue to maintain and support its customer base after termination of the license agreement with Hyperion.

The Company also has license agreements with Oracle and Applix, and Decision supports three different databases: Essbase, Express and TM1. The Company has under development a relational version of BudgetPLUS and has developed a version of Decision which supports Microsoft's Plato database currently in beta test and expected to be completed by the end of calendar 1998. The Company's strategy is to support multiple databases through the use of Comshare Application Architecture.

COMPETITION

The markets for Comshare's software products are highly competitive and characterized by continued change and rapid technological advancements. In general, the Company competes principally on the basis of: (1) software application utility, which includes the extent to which its product offerings meet specific end-user markets and needs; (2) functionality, which includes the breadth and depth of features and functions and ease-of-use; (3) service and support, which includes the range and quality of technical support, training and consulting services; (4) vendor reputation; (5) product architecture, which includes distributed computing capability, and ease of customization and integration with other applications; and (6) product pricing in relation to performance. The Company believes it competes favorably with respect to these factors, although it may be at a competitive disadvantage against its principal competitors because of their significantly larger market share and greater financial, technical, marketing and other resources.

The client/server applications software market, including the market for decision support software, is intensely competitive, highly fragmented and subject to rapid change and evolving industry standards. The Company changed its strategy in fiscal 1998 to focus on financial analytic applications, rather than the broader decision support market. As a result, the number of competitors are fewer, but also more focused. The Company now competes primarily with Oracle's product Oracle Financial Analyzer and Hyperion which is the survivor of the merger of Hyperion Software Corporation and Arbor Software Corporation.

The Company also competes with a variety of additional software companies, third-party professional service organizations that develop custom software and with internal information technology departments which develop financial analytic applications. Among The Company's current and potential competitors are a number of large software companies, including developers of spreadsheets, database query and reporting tools, transaction processing-based applications and database technologies, that may elect to increase the financial analytic capabilities of their current products or that may develop or acquire products that compete with the Company's products. In addition, recent acquisitions and adoptions of OLAP technologies by various software vendors may result in increased competition in the Company's markets. Increased competition could result in price reductions, reduced operating margins and loss of market share. In addition, many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of products than the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors.


INTERNATIONAL OPERATIONS

The Company derived 54.1%, 47.6% and 53.1% of its total revenue from outside North America in fiscal 1998, 1997, and 1996, respectively, and expects that revenue generated outside North America will continue to represent a significant portion of the Company's total revenue. This international business is subject to various risks inherent in international activities, including the impact on the Company's operations of, and the burdens of complying with, a wide variety of laws, regulations, rules and policies of local foreign governments, such as those relating to currency controls, hiring and termination of employees, import restrictions and the protection of proprietary rights.

The Company's international operations also expose the Company to constantly fluctuating currency rates. Currency fluctuations have in the past adversely affected, and may in the future adversely affect, the Company's reported revenue, expenses and shareholders' equity. The Company's international sales are primarily denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies has the effect of reducing the Company's reported revenue and profits from international sales denominated in such currencies. Conversely, a weakening in the value of the U.S. dollar relative to foreign currencies has the effect of increasing the Company's reported revenue and profits from international sales denominated in such currencies. Currency exchange rate fluctuations can also result in gains and losses from foreign currency exchange transactions. The Company at various times has entered into forward exchange contracts to hedge exposures related to foreign currency exchange transactions. Because the Company only selectively hedges against certain large transactions that present the most exposure to exchange rate fluctuations, the Company's results of operations will continue to be impacted by fluctuations in foreign currency exchange rates, which at times could be material. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 of the Notes to Consolidated Financial Statements.

For a description of certain financial information regarding the Company by geographic area, see Note 10 of the Notes to Consolidated Financial Statements.


EMPLOYEES

Comshare employed 405 full-time employees as of June 30, 1998; including 137 in sales and marketing, 92 in consulting and implementation services, 65 in research and product development, and 111 in customer support and administration. None of the Company's employees are represented by a collective bargaining agreement, nor has the Company experienced any work stoppages. The Company considers its relations with its employees to be good.


MISCELLANEOUS

Compliance with federal, state and local laws and ordinances that regulate the discharge of materials into the environment has not had, and is not expected to have, a material effect upon the capital expenditures, earnings or competitive position of Comshare.


UNCERTAINTIES RELATING TO FORWARD LOOKING STATEMENTS

"Item 1. Business" and other parts of this Form 10-K contain "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to, those discussed in this section and in "Research and Product Development", "Intellectual Property and Proprietary Rights", "Licensed Technologies", "Competition" and "International Operations" above and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000" and "Market Sensitivity Analysis."

The Company's future results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to, the demand for the Company's products and services; the size, timing and recognition of revenue from significant orders; increased competition; the Company's success in and expense associated with developing, introducing and shipping new products, particularly in markets not previously served by the Company; new product introductions and announcements by the Company's competitors; changes in Company strategy; product life cycles; the cost and continued availability of third party software and technology incorporated into the Company's products; the impact of rapid technological advances, evolving industry standards and changes in customer requirements, including the impact on the Company's revenues of the proposed release by Microsoft of an OLAP database (see "Item 1. Business-Products"), the impact of recent transitional changes in North American and international management and sales personnel; cancellations of maintenance and support agreements; software defects; changes in operating expenses; variations in the amount of cost savings anticipated to result from cost reduction actions; the impact of cost reduction actions on the Company's operations; fluctuations in foreign exchange rates; the impact of undetected errors or defects associated with year 2000 date functions on the Company's current products and internal systems; the ability of the Company to generate sufficient future taxable income or to execute available tax strategies required to realize deferred tax assets; economic conditions generally or in specific industry segments; risks inherent in seeking and consummating acquisitions, including the diversion of management attention to the assimilation of the operations and personnel of acquired businesses, the ability of the Company to successfully integrate acquired businesses and the impact on the Company's results and financial condition from debt issued, liabilities acquired and additional expenses incurred in connection with such acquisitions. In addition, a significant portion of the Company's revenue in any quarter is typically derived from non-recurring license fees, a substantial portion of which is booked in the last month of a quarter. Since the purchase of the Company's products is relatively discretionary and generally involves a significant commitment of capital, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled. Further, the Company's expense levels are based, in part, on its expectations as to future revenue and a significant portion of the Company's expenses do not vary with revenue. As a result, if revenue is below expectations, results of operations are likely to be materially adversely affected.

ITEM 2.  PROPERTIES

Comshare leases sales offices and general office space in 14 major cities throughout the United States, Canada and Europe. Comshare's primary leased locations are identified in the following table:


                          Approximate                                    Lease
                            Area in        Principal                   Expiration
Location                  Square Feet      Activity                        Date
--------                  ------------     ---------                   ----------
                                          Headquarters,
                                          Administration, Sales,
                                          Marketing, Research
Ann Arbor,                                and Product Development
  Michigan                    70,000      and Customer Support           February 2005*

                                          Administration, Sales,
London,                                   Marketing and
  England                     34,000      Implementation Services        January 2008


*    Option to cancel February 2000.


ITEM 3.  LEGAL PROCEEDINGS

Between August 9, 1996 and September 5, 1996, following the Company's announcement of certain violations of the Company's revenue recognition policies, four separate shareholder class action suits were filed in the United States District Court for the Eastern District of Michigan against the Company and certain of its officers and directors on behalf of shareholders who had purchased the Company's common stock between April 17, 1996 and August 6, 1996. The Court consolidated the four suits into one class action, In Re Comshare, Incorporated Securities Litigation, and the plaintiffs amended their complaint to expand the class to shareholders who had purchased the Company's common stock between August 2, 1995 and August 6, 1996. The action alleged that the plaintiffs sustained losses as a result of the defendants' alleged untrue statements of material facts and alleged omissions to state material facts necessary in order to make the statements made not misleading. The complaint sought unspecified damages and costs. On September 18, 1997, the Court dismissed all of the claims. The plaintiffs have appealed the dismissal of the action to the U.S. Court of Appeals for the Sixth Circuit.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS


                           PRICE RANGE OF COMMON STOCK

The Company's common stock is traded on The Nasdaq Stock Market, Inc. - National Market System under the symbol "CSRE".

The following table sets forth, for the periods indicated, the high and low per share closing sales prices for the Company's common stock as reported on The Nasdaq Stock Market, Inc. - National Market System. All amounts in the following table have been adjusted to reflect the three-for-two stock split effective in the second quarter of fiscal 1996.




                                                                         MARKET PRICES
                                    FISCAL YEAR                          -------------
                                   ENDING JUNE 30                     HIGH            LOW
                                   -------------                      ----            ----
                1996             First Quarter                     $  21.58           13.50
                                 Second Quarter                       25.67           17.33
                                 Third Quarter                        27.25           20.00
                                 Fourth Quarter                       31.50           20.25

                1997             First Quarter                        31.63           11.63
                                 Second Quarter                       17.50           13.00
                                 Third Quarter                        18.75           13.00
                                 Fourth Quarter                       14.38           11.25


                1998             First Quarter                        12.38            8.00
                                 Second Quarter                        8.19            4.81
                                 Third Quarter                         9.81            6.13
                                 Fourth Quarter                        8.88            7.00

                1999             First Quarter                   $     7.88            2.88
                                (through August 31, 1998)

At August 31, 1998, there were approximately 1,100 holders of record of the Company's common stock.


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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL INFORMATION

The selected financial data for the five fiscal years ended June 30 are derived from the audited Consolidated Financial Statements of the Company. This information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes included elsewhere in this annual report on Form 10-K.




                                                     FISCAL YEAR ENDED JUNE 30,
                                     ---------------------------------------------------------
                                     1998         1997         1996          1995         1994
                                     ----         ----         ----          ----         ----
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Revenue                          $  89,753     $  92,831     $ 118,984    $  108,358    $  96,626
Income (loss) from operations
   before restructuring and
   unusual charges                  (4,034)      (19,727)        6,375         8,850        3,991
Income (loss) from operations      (14,724)      (25,972)      (16,792)        2,485        1,648
Net income (loss)                    5,266       (17,117)       (9,891)        5,328          222
   Per common share
         - basic EPS             $    0.53     $   (1.75)    $   (1.09)   $     0.63    $    0.03
Average shares
   (thousands)                       9,903         9,770         9,048         8,398        8,234





                                                          JUNE 30,
                                     -----------------------------------------------
                                     1998     1997       1996          1995     1994
                                     ----     ----       ----          ----     ----
                                                  (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:

Cash & cash equivalents            $49,102    $11,651    $27,468    $ 1,398    $ 1,774
Total assets                        88,692     80,751     98,238     79,310     88,944
Long-term debt                       1,434        343      1,913      5,436     15,354
Total shareholders' equity         $38,405    $31,959    $48,664    $32,548    $26,506

ADDITIONAL DATA:

Number of employees at year-end        405        579        695        686        729

NOTES:     (1)  The income (loss) from operations for the fiscal years ended
                June 30, 1998, 1997, 1996, 1995 and 1994 include restructuring and unusual charges of $10,690,000, $6,245,000, $23,167,000,
                $6,365,000 and $2,343,000, respectively. See Note 2 of the Notes to Consolidated Financial Statements for information regarding restructuring and unusual charges.

           (2) Net income for the fiscal year ended June 30, 1998, includes an after-tax gain of $19,986,000 from the sale of the Company's Retail Business. The Retail Business accounted for approximately $17,800,000 of the Company's 1998 revenue. See Note 13 of the Notes to Consolidated Financial Statements for information regarding the sale of the Company's Retail Business.

           (3) The fiscal year ended June 30, 1996 included a $1,200,000 tax benefit which related to the settlement of certain tax issues and the amendment of certain tax returns to claim credits which had previously not been claimed.

           (4) The fiscal year ended June 30, 1995 included a $4,100,000 tax benefit related to the recognition of prior years net operating losses and tax credits, as well as tax reserves released.

           (5) The fiscal year ended June 30, 1994 included a $1,100,000 gain from the sale of undeveloped land.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


The following table sets forth for the periods indicated, certain financial data as a percentage of total revenue:



                                                        AS A PERCENT OF TOTAL REVENUE
                                                                  YEAR ENDED
                                                                   JUNE 30,
                                                                   --------
                                                     1998             1997          1996
                                                  ------------     -----------    ----------
REVENUE
   Software licenses                                    36.3%          39.2%         48.5%
   Software maintenance                                 39.0           38.8          31.2
   Implementation, consulting and other services        24.7           22.0          20.3
                                                  ------------     -----------    ----------
TOTAL REVENUE                                          100.0          100.0         100.0

COSTS AND EXPENSES
   Selling and marketing                                46.5           57.7          43.2
   Cost of revenue and support                          32.2           32.9          26.7
   Internal research and product development            13.8           16.8          13.4
   Internally capitalized software                      (7.1)          (7.5)         (5.2)
   Software amortization                                 7.2            7.7           5.5
   General and administrative                           11.9           13.7          11.0
   Restructuring and unusual charges                    11.9            6.7          19.5
                                                  ------------     -----------    -----------
TOTAL COSTS AND EXPENSES                               116.4          128.0         114.1
                                                  ------------     -----------    -----------

LOSS FROM OPERATIONS                                   (16.4)         (28.0)        (14.1)

Gain on sale of Retail Business                         39.4           -              -
Interest and other income (expense)                      0.1            0.2           0.4
                                                  ------------     -----------    -----------


INCOME (LOSS) BEFORE INCOME TAXES                       23.1          (27.8)        (13.7)

                                                  ------------     -----------    -----------
Provision (benefit) for income taxes                    17.2           (9.4)         (5.4)
                                                  ------------     -----------    -----------
NET INCOME (LOSS)                                        5.9%         (18.4)%        (8.3)%
                                                  ============     ===========    ===========

REVENUE

                                         YEAR ENDED                    YEAR ENDED                    YEAR ENDED
                                          JUNE 30,        PERCENT       JUNE 30,        PERCENT       JUNE 30,
                                            1998          CHANGE          1997          CHANGE          1996
                                          --------        ------        --------        ------        ------


REVENUE
     Software licenses                   $   32,610        (10.5)%     $    36,455       (36.8)%     $   57,715
     Software maintenance                    34,972         (2.8)           35,983        (3.0)          37,095
     Implementation & consulting svcs.       22,171          8.7            20,393       (15.6)          24,174
                                           ---------                     ---------                     ---------

TOTAL REVENUE                            $   89,753         (3.3)%     $    92,831       (22.0)%     $  118,984
                                           =========                     =========                     =========


Total revenue decreased 3.3% in fiscal 1998 compared with fiscal 1997 primarily due to sale of the Company's Retail Business on June 4, 1998. Total revenue decreased 22% in fiscal 1997 compared with fiscal 1996 primarily due to the decline in software license revenue. The Retail Business accounted for approximately $17,800,000 of the Company's 1998 revenue.


SOFTWARE LICENSE REVENUE

Software license revenue decreased 10.5% in fiscal 1998 compared with fiscal 1997. The decrease in software license fee revenue reflects the sale of the Company's Retail Business during the fourth quarter of fiscal 1998, and the effect of staff turnover in the domestic sales force, particularly in the first half of the year.

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


SOFTWARE MAINTENANCE REVENUE

Software maintenance revenue decreased 2.8% in fiscal 1998 compared with fiscal 1997. The decrease in fiscal 1998 was primarily due to the decline in software maintenance revenue from mainframe products and to a lesser extent by the sale of the Company's Retail Business. Mainframe software maintenance revenue decreased 25.3% in fiscal 1998 and 26.7% in fiscal 1997 primarily due to mainframe maintenance cancellations and continued customer migration to client/server platforms. The decline in mainframe software maintenance revenue in fiscal 1998 was partially offset by a 4% increase in client/server maintenance revenue. Client/server software maintenance revenue represented 82%, or $28.6 million, of total software maintenance revenue in fiscal 1998, compared to 76%, or $27.4 million, in fiscal 1997 and 68%, or $25.4 million, in fiscal 1996.

Software maintenance revenue decreased 3.0% in fiscal 1997 compared to fiscal 1996, principally due to the 26.7% decline in mainframe maintenance revenue, partially offset by an 8% increase in client/server maintenance revenue.

Mainframe software maintenance revenue is expected to continue to decline.


IMPLEMENTATION AND CONSULTING SERVICES REVENUE

Implementation, consulting and other service revenue increased 8.7% in fiscal 1998 compared with fiscal 1997 principally due to increased billable hours of the consulting organization.

Implementation, consulting and other service revenue decreased 15.6% in fiscal 1997 compared to fiscal 1996 primarily due to a lower number of billable consultants as a result of the lower level of software license revenue, and to the sale of the Company's Australian business to a distributor in June 1996.


COSTS AND EXPENSES

                                                         YEAR                          YEAR                            YEAR
                                                        ENDED                          ENDED                          ENDED
                                                       JUNE 30,     PERCENT           JUNE 30,       PERCENT         JUNE 30,
                                                         1998       CHANGE              1997         CHANGE           1996
                                                   -------------    --------      ------------     ---------     -------------
COST AND EXPENSES
   Selling and marketing                          $     41,767       (22.0)%     $     53,552          4.3 %    $     51,354
   Cost of revenue and support                          28,883        (5.6)            30,594         (3.8)           31,814
   Internal research and product development            12,355       (20.6)            15,556         (2.6)           15,977
   Internally capitalized software                      (6,403)       (8.1)            (6,966)        13.2            (6,153)
   Software amortization                                 6,446        (9.6)             7,129          9.1             6,535
   General and administrative                           10,739       (15.4)            12,693         (3.0)           13,082
                                                    -----------                    ------------                   ------------
       Total costs and expenses before
         restructuring and
         unusual charges                                93,787       (16.7)           112,558          -             112,609
   Restructuring and unusual charges                    10,690        71.2              6,245        (73.0)           23,167
                                                    ===========                    ============                   ============
TOTAL COSTS AND EXPENSES                          $    104,477       (12.1)%     $    118,803        (12.5)%    $    135,776
                                                    ===========                    ============                   ============


Total costs and expenses before restructuring and unusual charges decreased 16.7% from fiscal 1997 to fiscal 1998 as a result of broad-based actions to reduce costs in light of the revenue decline in fiscal 1997 and fiscal 1998. In addition, the sale of the Company's Retail Business in early June 1998 contributed to the cost reduction. Total costs and expenses before restructuring and unusual charges were flat in fiscal 1997 compared to fiscal 1996, reflecting increased spending on marketing offset by lower expenses elsewhere.

Selling and marketing expense decreased 22.0% in fiscal 1998 compared to fiscal 1997. This decline was primarily due to staff reductions resulting from a streamlining of the sales management structure and reductions in marketing expenditures resulting from targeting of direct lead generating activities. The decline also was due to a lesser extent, by a reduction in the number of staff as a result of the June 4, 1998 sale of the Company's Retail Business. Selling and marketing expense increased 4.3% in fiscal 1997 compared to fiscal 1996 primarily due to increased spending on marketing activities to promote the Company's new applications. The increase was partially offset by the cost reduction actions taken in the third quarter of fiscal 1997 and decreased commissions on lower software license revenue.

Cost of revenue and support expense decreased 5.6% in fiscal 1998 compared with fiscal 1997 principally due to lower royalties on reduced license fees, and reduced production and distribution costs arising from the move to delivery of products on compact discs. Cost of revenue and support expense decreased 3.8% in fiscal 1997 compared with fiscal 1996 primarily due to the decrease in implementation services costs with lower service revenue.

Internal research and product development expense decreased 20.6% in fiscal 1998 compared to fiscal 1997. The decrease represents the full effect of the cost reduction actions taken in fiscal 1997, and staff reductions as part of the Company's sale of its Retail Business. Internal research and product development expense in fiscal 1997 decreased 2.6% compared with fiscal 1996 mainly due to the cost reduction actions taken early in the third quarter of fiscal 1997 in connection with the consolidation of the Company's product development activities in Ann Arbor, Michigan and closing of the Leicester, England product development facility, partially offset by increased spending for ongoing enhancements to existing software products.

Internally capitalized software decreased 8.1% in fiscal 1998 compared to fiscal 1997 due to decreased levels of development costs that were capitalized and amortized. Software amortization expense decreased in fiscal 1998 compared to fiscal 1997 due to the decreased levels of capitalized software. Internally capitalized software increased 13.2% in fiscal 1997 compared to fiscal 1996 mainly due to the increased levels of development costs that were capitalizable. Software amortization expense increased in fiscal 1997 compared to fiscal 1996 due to the increased levels of capitalized software.

General and administrative expense, decreased 15.4% in fiscal 1998 compared to fiscal 1997. The decrease in fiscal 1998 was primarily due to cost reductions actions taken to lower administrative costs and reduced legal fees as a result of the resolution of a number of legal matters, including the settlement of the Arbor Software Corporation litigation. Expenses decreased 3.0% in fiscal 1997 compared to fiscal 1996. General and administrative expense excluding the fiscal 1996 provisions for $900,000 of professional service fees associated with the investigation into violations of the Company's revenue recognition policies, $760,000 reserved in connection with the termination of the Company's vacant office facility in London, England and $600,000 gain on sale of the Company's Australian business, increased 5.6% in fiscal 1997 compared to fiscal 1996. The increase in 1997 was primarily due to increased legal fees.

In fiscal 1998, the Company recorded a $10.7 million pretax charge for restructuring and unusual charges related to the write off of capitalized software, termination costs for certain executives, staff reduction and facility costs related to the consolidation of the Company's helpline activities and planned actions to reduce facility and other costs. The restructuring charges included total staff reductions of approximately 27 people.

In fiscal 1997, the Company recorded a $6.2 million restructuring charge for management actions or plans in connection with the consolidation of the Company's product development activities in Ann Arbor, Michigan and reductions in staff and non-revenue generating costs. This $6.2 million pre-tax charge was composed of $2.4 million for personnel reductions, $2.6 million in space and office costs and $1.2 million for non-compete and consulting agreement. The restructuring charge included staff reductions of approximately 70 employees. See Note 2 of the Notes to Consolidated Financial Statements.

During the year ended June 30, 1996, the Company recorded a $23,167,000 charge to write off certain capitalized software.


OTHER INCOME (EXPENSE)

                                                     YEAR ENDED JUNE 30,
                                                     -------------------

                                               1998            1997           1996
                                             ---------       ---------       ---------

OTHER INCOME (EXPENSE)
   Net interest income                     $      144      $      494      $     492
   Gain on sale of Retail Business             35,386               -              -
   Exchange loss                                  (71)           (310)           (50)
                                             ---------       ---------       --------
TOTAL OTHER INCOME                         $   35,459      $      184      $     442
                                             =========       =========       =========

Lower average cash balances for most of the 1998 fiscal year resulted in a decrease in net interest income in fiscal 1998 compared to fiscal 1997. Net interest income increased in fiscal 1997 compared to fiscal 1996. The increase was due to a decline in interest expense and bank related charges, offset by a decrease in interest income during fiscal 1997, as compared to fiscal 1996.

On June 4, 1998, the Company sold certain software products, accounts receivable, customer contracts, intellectual property, intangibles, permits and business records related to its Arthur (TM) strategic merchandise management applications for the retail industry and its Boost Sales and Margin Planning software product for the consumer packaged goods industry to JDA Software, Inc. for $44 million in cash and the assumption of certain liabilities related to the Retail Business. The Company also received $1 million of prepaid royalties. The sale of the Retail Business resulted in a pre-tax gain of $35,386,000 and an after-tax gain of $19,986,000.

FOREIGN CURRENCY

In fiscal 1998, 1997, and 1996, 54.1%, 47.6%, and 53.1% of the Company's total revenue was from outside North America. Most of the Company's international revenue is denominated in foreign currencies. Comshare recognizes currency transaction gains and losses in the period of occurrence. As currency rates are constantly changing, these gains and losses can, at times, fluctuate greatly. The $71,000 foreign exchange loss in fiscal 1998 principally reflected the weakening of certain foreign currencies against the British pound during the twelve months ended June 30, 1998. The Company had exchange losses of $310,000 and $50,000 in fiscal 1997 and 1996, respectively, principally due to the weakening of certain foreign currencies against the British pound.

Foreign currency fluctuations in fiscal 1998, 1997 and 1996 impacted operating income as currency fluctuations on revenue denominated in a foreign currency were partially offset by currency fluctuations on expenses denominated in a foreign currency. In fiscal 1998, the increase in total revenue, at actual exchange rates, was $0.6 million less than at comparable exchange rates. The decrease in total expenses in fiscal 1998, at actual exchange rates, was $1.4 million greater than at comparable exchange rates. As a result of the changes in the foreign currency exchange rates, the increase in the net income before taxes in fiscal 1998, at actual exchange rates, was $0.8 million greater than at comparable exchange rates. In fiscal 1997, the decrease in total revenue at actual exchange rates, was $1.1 million less than at comparable exchange rates. The decrease in total expense in fiscal 1997, at actual exchange rates, was $0.9 million less than at comparable exchange rates. As a result of the changes in foreign currency exchange rates, the increase in net loss before taxes in fiscal 1997, at actual exchange rates, was $0.2 million less than at comparable exchange rates.

Inflation did not have a material impact on the Company's revenue or income from operations in fiscal 1998, 1997 or 1996.

INCOME TAXES

The income tax provision in fiscal 1998 of $15.5 million was related to the Company's sale of its Retail Business. No tax benefit was recognized on the Company's operating loss or restructuring and unusual charges in fiscal 1998. The benefit from income taxes in fiscal 1997 was $8.7 million which related to the Company's operating loss for the year. The benefit from income taxes in fiscal 1996 was $6.5 million which included the tax benefits related to the Company's operating loss, and $1.2 million related to the settlement of certain tax issues and the amendment of certain tax returns to claim credits which had previously not been claimed.

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


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, cash and cash equivalents were $49.1 million, compared with cash and cash equivalents of $11.7 million at June 30, 1997. The increase in cash and cash equivalents was principally due to the proceeds from the Company's sale of its Retail Business.

Net cash used in operating activities was $0.8 million in fiscal 1998, compared with $8.4 million in fiscal 1997. The reduction in net cash used in operating activities was primarily due to the significantly lower loss before restructuring and unusual costs in fiscal 1998 compared to fiscal 1997.

Net cash provided by investing activities was $39.0 million in fiscal 1998, compared to $10.7 million net cash used in investing activities in fiscal 1997. The increase in cash related to investing activities, was principally due to the proceeds from sale of Retail Business and prepaid royalties related to a value added reseller agreement with JDA Software Group. At June 30, 1998, the Company did not have material capital expenditure commitments. In fiscal 1999, property and equipment purchases are expected to be comparable to fiscal 1998. There are expected to be no additions to internally developed software in fiscal 1999.

Net cash used in financing activities was $0.6 million in fiscal 1998, compared with $3.5 million net cash provided by investing activities in fiscal 1997. The decrease in cash related to investing activities was primarily due to lower bank borrowings as of June 30, 1998, compared to the prior year.

Working capital as of June 30, 1998 was $29.5 million, compared with negative $1 million as of June 30, 1997. The increase in working capital was primarily due to the increase in cash and cash equivalents from the proceeds of the sale of the Retail Business, offset by the increase in accrued liabilities related to the Retail sale and restructuring cost reserves. Total assets were $88.7 million at June 30, 1998, compared with total assets of $80.8 million at June 30, 1997. The increase in total assets was primarily due to the increase in cash and cash equivalents offset by decreases in capitalized computer software and deferred tax assets.

The Company has a $10 million credit agreement which matures on October 1, 2000. Borrowings are secured by accounts receivable and the credit agreement contains covenants regarding among other things, earnings, leverage, net worth and payment of dividends. Under the terms of the agreement, the Company is not permitted to pay cash dividends on its common stock. Permitted borrowings available as of June 30, 1998 under this credit agreement were $10 million, of which $823,000 was outstanding. Borrowings available at any time are based on the lower of $10 million or a percentage of worldwide eligible accounts receivable. At June 30, 1998, the interest rate, which was based on LIBOR plus applicable margin, varied between 2.5 % and 4.2 %.

Separately, in August 1997, one of the Company's European subsidiaries entered into a $1.2 million loan agreement, which matures on June 30, 2000. The Company had outstanding borrowings under this agreement of $868,000 at June 30, 1998. The interest rate was 12.5 % at June 30, 1998.

In September 1998, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding Common Stock. Pursuant to this repurchase program, the Company has repurchased 78,500 shares of the Company's Common Stock for a total cost of approximately $387,000, as of September 18, 1998. The Company may buy shares of its Common Stock on the open market or in privately negotiated transactions from time to time, based on market prices.

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


MARKET SENSITIVITY ANALYSIS

The Company is exposed to market risk from changes in foreign exchange and interest rates. To reduce the risk from changes in foreign exchange rates, the Company selectively uses financial instruments. The Company does not hold or issue financial instruments for trading purposes.

FOREIGN CURRENCY

The Company at various times denominates borrowings in foreign currencies and enters into forward exchange contracts to hedge exposures related to foreign currency transactions. The Company does not use any other types of derivatives to hedge such exposures nor does it speculate in foreign currency. In general, the Company uses forward exchange contracts to hedge against large selective transactions that present the most exposure to exchange rate fluctuations. At June 30, 1998 and June 30, 1997, the Company had forward contracts of approximately $3.1 million and $1.8 million (notional amounts), respectively, denominated in foreign currencies. The contracts outstanding at June 30, 1998 mature through July 31, 1998 and are intended to hedge various foreign currency commitment due from foreign subsidiaries and the Company's distributors. Due to the short term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amount at June 30, 1998 and 1997.

Gains and losses on the forward contracts are largely offset by gains and losses on the underlying exposure. The Company conducts business in approximately 15 foreign currencies, predominately British pounds, French francs and Japanese yen. A hypothetical 10 percent appreciation of the U.S. Dollar from June 30, 1998 market rates would increase the unrealized value of the Company's forward contracts by an immaterial amount. Conversely, a hypothetical 10 percent depreciation of the U.S. Dollar from June 30, 1998 market rates would decrease the unrealized value of the Company's forward contracts by an immaterial amount. In either scenario, the gains or losses on the forward contracts are largely offset by the gains or losses on the underlying transactions.

INTEREST RATES

The Company maintains its cash and cash equivalents in highly liquid investments with maturities of ninety days or less. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a hypothetical 10 percent change in market interest rates on its cash and cash equivalents.


YEAR 2000

Many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results. Programs that will operate in the Year 2000 unaffected by the change in year from 1999 to 2000 are referred to herein as "Year 2000 compliant". Certain portions of the discussion set forth below contain "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, including, but not limited to, those relating to the Year 2000 compliance of the Company's products and systems, future costs to remediate Year 2000 issues, the timetable in which such remediation is to occur, the alternatives available to the Company to become fully Year 2000 compliant, the Company's mission critical requirements and the impact on the Company of an inability of it or its key suppliers to become fully Year 2000 compliant. Actual results could differ materially from those in the forward looking statement due to a number of uncertainties set forth below.

The Company has tested and modified the most current versions of its products to be Year 2000 compliant. The Company believes that all of its current client/server products are Year 2000 compliant (including BudgetPLUS, Decision, DecisionWeb and FDC). The Company expects to release new versions of its principal mainframe products that will be Year 2000 compliant prior to the end of calendar year 1998. The Company has no plans to make earlier versions of its products Year 2000 compliant and will attempt to contact customers informing them of their decision.

Not all the Company's customers are running product versions that are Year 2000 compliant. The Company will continue to encourage these customers to migrate to its current product versions. Some of these customers may not be willing to migrate to current product versions because of the cost and time required to do so, including the need to rewrite custom applications which are not Year 2000 compliant. The Company may decide not to renew maintenance contracts with these customers for periods after fiscal year 1999. A significant portion of the Company's maintenance revenue in fiscal year 1998 was derived from customers running versions of the Company's products which are not Year 2000 compliant; however, customers paying maintenance are entitled to obtain Year 2000 compliant versions of licensed products at no additional cost.

The Company incorporates a number of software tools into its products. (See "Item 1. Business - Licensed Technologies"). The Company has performed limited testing of the current versions of these software tools as part of the testing of its products and believes they are Year 2000 compliant. In addition, with respect to certain of these software tools, the Company has also received written representations or warranties from the vendor that these products are Year 2000 compliant. Nevertheless, if one of the databases supported by the Company is not fully Year 2000 compliant, sales of the Company's products could be impacted.

If any of the Company's customers are unable to make their information technology systems Year 2000 compliant in a timely fashion, they may suspend further product purchases from the Company and renewal of maintenance contracts until their systems are Year 2000 compliant. Because the Company's customers are generally large and medium sized businesses and the Company has received numerous communications from customers about their Year 2000 compliance efforts, the Company expects most of its customers will become Year 2000 compliant in a timely fashion, although the Company is not in a position to monitor their progress.

The Company is currently developing a plan to determine whether its vendors, distributors and leased facilities (all of which are referred to as "Third Party Suppliers") are Year 2000 compliant. The plan will include the identification of principal Third Party Suppliers, including those which are mission critical, contact with those Third Party Suppliers to determine their level of Year 2000 compliance, review of materials provided or published by Third Party Suppliers regarding their Year 2000 compliance efforts and, with respect to mission critical Third Party Suppliers, some form of additional verification of compliance. The Company expects to initiate this process before the end of calendar year 1998. Alternative Third Party Suppliers will be identified for those not expected to be Year 2000 compliant by the middle of calendar 1999. The Company believes it has a limited number of mission critical Third Party Suppliers and believes that there are multiple alternatives for its mission critical requirements, including handling certain of these functions internally.

The Company has completed the assessment of its principal internal information technology systems for Year 2000 compliance. With respect to these eight principal systems, the Company has upgraded four of these systems with Year 2000 compliant versions. The Company plans to replace one of the remaining four systems with new third party software, and is currently reviewing alternative vendors. The Company has determined that the system to be replaced could be made Year 2000 compliant in the event a replacement system cannot be implemented in a timely fashion. Using internal personnel the Company plans to modify the three remaining internal systems to make these Year 2000 compliant. The Company has started the modification process and has scheduled completion by middle of calendar year 1999. The Company intends to actively monitor progress on this project. In the event that the systems cannot be modified in a timely fashion, the Company will concentrate its efforts on mission critical revisions. The Company also believes that certain of these systems could be replaced with new third party systems which are Year 2000 compliant, although the time required to implement a new system or the additional costs could be significant.

The Company has engaged a third party to assess the Company's personal computer and network hardware and software for Year 2000 compliance and to help develop a plan to make necessary modifications. The assessment will begin in the fourth quarter of calendar year 1998. Completion of this project is scheduled for the first half of calendar year 1999. Since the Company continuously upgrades its hardware and software as part of its normal business, much of the older hardware and software is likely to be eliminated prior to 2000. The Company has contingency plans in the event that these systems cannot be remediated in a timely fashion through the replacement of older equipment.

A failure of one or more of these internal systems to become Year 2000 compliant, particularly the Company's principal internal information technology systems, could require the Company to manually process information or could prevent or limit access to mission critical information.

The Company's non-information technology systems consist principally of telephone and data communication systems. The Company has completed the initial assessment of these systems for Year 2000 compliance. Remediation has begun and is scheduled for completion in the first half of calendar year 1999. If the Company's telephone and data communications systems cannot be remediated to become compliant, the Company will be required to replace those systems before the end of calendar year 1999. The Company believes that there are alternative providers of these systems which are Year 2000 compliant, but to date it has not explored the time required to implement a new system or the additional cost to the Company.

Most of the costs incurred by the Company to date on Year 2000 compliance issues have been internal staff costs and costs relating to normal product upgrades, which the Company has not separately tracked. As a result, the Company is not able to reasonably estimate the amount of such expenditures. The Company presently expects that its future costs relating to Year 2000 compliance, including replacement systems, will be between $1.3 million and $2.5 million. The Company would have incurred many of the costs for these efforts in any event because of the normal process of product and equipment upgrades. These cost estimates are subject to a number of uncertainties, which could result in actual costs exceeding the estimated amounts including, but not limited to, undetected errors or defects discovered in connection with the remediation process or unanticipated difficulties in completing the remediation in a timely fashion, resulting in the need either to replace more of the systems than originally expected and/or hire more personnel or third party firms to assist in the remediation process.

Some commentators have stated that a significant amount of litigation will arise out of Year 2000 compliance issues. While the Company believes that its efforts to address Year 2000 issues for which it is responsible should be successful, a description of its most reasonably likely worst case Year 2000 scenarios have been described above. In addition, it is possible that there will be undetected errors or defects associated with Year 2000 date functions in the Company's current products and internal systems or those of its key vendors. If any of the foregoing scenarios should occur, it is possible that the Company could be involved in litigation. Further, although the Company does not believe that it has any obligation to continue to support prior versions of its products after the termination of maintenance contracts covering those products, nor any obligation to make prior versions of its products, including custom applications written by the Company, Year 2000 compliant, it is possible that its customers may take a contrary position and initiate litigation. Because of the unprecedented nature of litigation in this area, it is uncertain how the Company may be affected by it. In the event of such litigation or the occurrence of one or more of the most reasonably likely worst case Year 2000 scenarios, the Company's revenues, net income or financial condition could be materially adversely affected.

SAFE HARBOR STATEMENT

Certain information in this Form 10-K contains "forward looking statements" within the meaning of the Securities Exchange Act of 1934, including those concerning the Company's future results and strategy. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to, the demand for the Company's products and services; the size, timing and recognition of revenue from significant orders; increased competition; the Company's success in and expense associated with developing, introducing and shipping new products; new product introductions and announcements by the Company's competitors; changes in Company strategy; product life cycles; the cost and continued availability of third party software and technology incorporated into the Company's products; the impact of rapid technological advances, evolving industry standards and changes in customer requirements, including the impact on the Company's revenues of the proposed release by Microsoft of an OLAP database; the impact of recent transitional changes in North American and international management and sales personnel; cancellations of maintenance and support agreements; software defects; changes in operating expenses; variations in the amount of cost savings anticipated to result from cost reduction actions; the impact of cost reduction actions on the Company's operations; fluctuations in foreign exchange rates; the impact of undetected errors or defects associated with the Year 2000 date functions on the Company's current products and internal systems; the ability of the Company to generate sufficient future taxable income or to execute available tax strategies, required to realize deferred tax assets; economic conditions generally or in specific industry segments; risks inherent in seeking and consummating acquisitions, including the diversion of management attention to the assimilation of the operations and personnel of acquired businesses, the ability of the Company to successfully integrate acquired businesses and the impact on the Company's results and financial condition from debt issued, liabilities acquired, and additional expenses incurred in connection with such acquisitions. In addition, a significant portion of the Company's revenue in any quarter is typically derived from non-recurring license fees, a substantial portion of which is booked in the last month of a quarter. Since the purchase of the Company's products is relatively discretionary and generally involves a significant commitment of capital, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled. Further, the Company's expense levels are based, in part, on its expectations as to future revenue and a significant portion of the Company's expenses do not vary with revenue. As a result, if revenue is below expectations, results of operations are likely to be materially adversely affected.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

See "Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations - Market Sensitivity Analysis".


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedule filed herewith are set forth on the Index to Consolidated Financial Statements and Schedule on page 27 and are incorporated herein by reference.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the Company's 1998 Proxy Statement under the captions "Election of Directors" and "Further Information-Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's 1998 Proxy Statement under the caption "Executive Compensation."


ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item is incorporated herein by reference to the Company's 1998 Proxy Statement under the captions "Further Information-Principal Shareholders" and "Further Information-Stock Ownership of Management."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Information required by this Item is incorporated herein by reference to the Company's 1998 Proxy Statement under the captions "Certain Relationships and Related Transactions."


                                     PART IV

ITEM 14.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

    (a)The following documents are filed as part of this Report:

       1.  Consolidated Financial Statements:
           The Financial Statements filed with this report are listed in the Index to Consolidated Financial Statements and Schedule which appears on page 27.

       2.  Consolidated Financial Statement Schedule:
           The Financial Statement Schedule filed with this report is listed in the Index to Consolidated Financial Statements and Schedule which appears on page 27.

       3. The exhibits filed with this report are listed in the Index to Exhibits which appears on page 49. The following are the Company's management contracts and compensatory plans and arrangements which are required to be filed as exhibits to this Form 10-K:


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

10.04 Interim Trust Deed establishing the Comshare Money Purchase Plan for employees of the United Kingdom, effective March 1, 1994 - incorporated by reference to Exhibit 10.08 to the Registrant's Form 10-K for the fiscal year ended June 30, 1994.

10.05 Employment and NonCompetition Agreement between Comshare, Incorporated and T. Wallace Wrathall, effective as of April 1, 1994 - incorporated by reference to Exhibit 10.23 to the Registrant's Form 10-Q Report for the quarter ended December 31, 1994.

10.06 Amended and Restated Employee Agreement between Comshare, Incorporated and Richard L. Crandall effective July 1, 1994, as amended - incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-K for the fiscal year ended June 30, 1994.

10.07 Non-Competition Agreement between Comshare, Incorporated and Richard L. Crandall - incorporated by reference to Exhibit 10.11 of the Registrant's Form 10-K for the fiscal year ended June 30, 1994. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2).

10.08 Letter Agreement from Comshare, Incorporated to Kathryn A. Jehle regarding terms of employment dated April 18, 1994 - incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-K for the fiscal year ended June 30, 1994.

10.09 Description of Incentive Arrangements for certain executive officers for fiscal years 1994 and 1995-1997.

10.10 Stock Option Agreement, effective as of March 10, 1997, between Comshare, Incorporated and Daniel T. Carroll - incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-Q Report for the quarter ended March 31, 1997.

10.11 Trust Agreement under the Benefit Adjustment Plan of Comshare, Incorporated, effective April 25, 1988, as amended - incorporated by reference to Exhibit 10.31 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1993.

10.12 Trust Agreement between Comshare, Incorporated and Vanguard Fiduciary for maintaining the Profit Sharing Plan of Comshare, Incorporated effective March 31, 1992, as amended - incorporated by reference to
         Exhibit 10.15 to the Registrant's Form 10-K for the fiscal year ended June 30, 1994.

10.13 1994 Executive Stock Purchase Program of Comshare, Incorporated - incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1994.

10.14 Employee Stock Purchase Plan of Comshare, Incorporated - incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1994.

10.15 1994 Directors Stock Option Plan of Comshare, Incorporated - incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1994.

10.16 Letter agreement between Comshare, Incorporated and Geoffrey R. Cluett dated April 29, 1997 regarding terms of employment and non-compete agreement - incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1997.

10.17 Agreement between Comshare, Incorporated and T. Wallace Wrathall dated October 24, 1997 - incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1997.

10.18 Executive Bonus Program, effective October 1, 1997 - incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q Report for the quarter ended December 31, 1997.

10.19 Comshare, Incorporated Change in Control Severance Agreement dated as of June 1, 1998, between Comshare, Incorporated and Dennis G. Ganster.

10.20 Comshare, Incorporated Change in Control Severance Agreement dated as of June 1, 1998, between Comshare, Incorporated and Kathryn A. Jehle.

10.21 Comshare, Incorporated Change in Control Severance Agreement dated as of June 1, 1998, between Comshare, Incorporated and David King.

10.22 Comshare, Incorporated Change in Control Severance Agreement dated as of June 1, 1998, between Comshare, Incorporated and Stanley Starkey.

10.23 Comshare, Incorporated Change in Control Severance Agreement dated as of June 1, 1998, between Comshare, Incorporated and Norman Neuman.

10.24 Comshare, Incorporated Change in Control Severance Agreement dated as of June 1, 1998, between Comshare, Incorporated and Geoffrey Cluett.

10.25    Comshare, Incorporated 1998 Global Employee Stock Option Plan.

10.26    Summary of 1998 Senior Executive Incentive Plan.

10.27    Summary of 1999 Senior Executive Incentive Plan.


(b)      Reports on Form 8-K.

Since the end of its most recent fiscal quarter on March 31, 1998, the Registrant has filed the following reports on Form 8K.

Date of Report             Items Reported
--------------             ---------------
6/9/98                     Item 5. Comshare, Incorporated announces sale of
                           certain software products for the retail industry to JDA Software Group, Inc.

6/19/98 Item 2. Comshare, Incorporated reports sale of certain software products, accounts receivable, customer contracts, intellectual property, intangibles, permits and businesses records related to its Arthur(TM) strategic merchandise management applications for the retail industry and its software products for the consumer packaged goods industry to JDA Software, Inc.

                             COMSHARE, INCORPORATED

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE




                                                                        PAGE
                                                                        ----
Report of Independent Public Accountants                                 28

Consolidated Statement of Operations for
    the Fiscal Years Ended June 30, 1998, 1997 and 1996                  29

Consolidated Balance Sheet as of June 30, 1998 and 1997               30-31

Consolidated Statement of Cash Flows for the
    Fiscal Years Ended June 30, 1998, 1997 and 1996                      32

Consolidated Statement of Shareholders' Equity
    for the Fiscal Years Ended June 30, 1998, 1997 and 1996              33

Notes to Consolidated Financial Statements                            34-46



                                    SCHEDULE

II.    Consolidated Schedule of Valuation & Qualifying Accounts          47

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Comshare, Incorporated:

We have audited the accompanying consolidated balance sheets of COMSHARE, INCORPORATED (a Michigan corporation) and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Comshare, Incorporated and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.

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

Detroit, Michigan,
    September 18, 1998.

COMSHARE, INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                      FISCAL YEARS ENDED JUNE 30,
                                                                      ---------------------------
                                                               1998               1997              1996
                                                           -------------      -------------     -------------
REVENUE
     Software licenses                                   $      32,610      $      36,455     $      57,715
     Software maintenance                                       34,972             35,983            37,095
     Implementation, consulting and other services              22,171             20,393            24,174
                                                           -------------      -------------     -------------
TOTAL REVENUE                                                   89,753             92,831           118,984

COSTS AND EXPENSES
     Selling and marketing                                      41,767             53,552            51,354
     Cost of revenue and support                                28,883             30,594            31,814
     Internal research and product development                  12,355             15,556            15,977
     Internally capitalized software                            (6,403)            (6,966)           (6,153)
     Software amortization                                       6,446              7,129             6,535
     General and administrative                                 10,739             12,693            13,082
     Restructuring and unusual charges                          10,690              6,245            23,167
                                                           -------------      -------------     -------------

TOTAL COSTS AND EXPENSES                                       104,477            118,803           135,776
                                                           -------------      -------------     -------------

LOSS FROM OPERATIONS                                           (14,724)           (25,972)          (16,792)

OTHER INCOME (EXPENSE)
     Net interest income                                           144                494               492
     Gain on sale of Retail Business                            35,386               -                 -
     Exchange loss                                                 (71)              (310)              (50)
                                                           -------------      -------------     -------------
TOTAL OTHER INCOME                                              35,459                184               442

INCOME (LOSS) BEFORE TAXES                                      20,735            (25,788)          (16,350)
Provision (benefit) for income taxes                            15,469             (8,671)           (6,459)
                                                           -------------      -------------     -------------

 NET INCOME (LOSS)                                       $       5,266      $     (17,117)    $      (9,891)
                                                           =============      =============     =============

 SHARES USED IN BASIC EPS COMPUTATION                            9,903              9,770             9,048
                                                           =============      =============     =============

 SHARES USED IN DILUTED EPS COMPUTATION                         10,074              9,770             9,048
                                                           =============      =============     =============

 NET INCOME (LOSS) PER COMMON SHARE-BASIC EPS            $        0.53      $       (1.75)    $       (1.09)
                                                           =============      =============     =============

 NET INCOME (LOSS) PER COMMON SHARE-DILUTED EPS          $        0.50      $       (1.75)    $       (1.09)
                                                           =============      =============     =============


         The accompanying notes are an integral part of this statement.

COMSHARE, INCORPORATED
CONSOLIDATED BALANCE SHEET
(DOLLARS IN THOUSANDS)




                                                                         AS OF JUNE 30,
                                                                         --------------
                                                                      1998               1997
                                                                   ------------       ------------
Assets

Current assets
     Cash and cash equivalents                                   $      49,102      $      11,651
     Accounts receivable, less allowance for
          doubtful accounts of $1,830 and $1,053 as of
          June 30, 1998 and 1997, respectively                          21,354             24,675
     Deferred income taxes                                               1,256              1,953
     Prepaid expenses and other current assets                           3,322              5,298
                                                                   ------------       ------------
          Total current assets                                          75,034             43,577

Property and equipment, at cost
     Computers and other equipment                                      16,781             18,678
     Leasehold improvements                                              2,293              2,708
                                                                   ------------       ------------

                                                                        19,074             21,386
     Less - Accumulated depreciation                                    15,792             16,432
                                                                   ------------       ------------
          Property and equipment, net                                    3,282              4,954

Computer software, net of accumulated
    amortization of  $10,685 as of June 30, 1997                           -                9,075

Goodwill, net of accumulated
    amortization of $1,525 and $1,551 as of
    June 30, 1998 and 1997, respectively                                 1,500              1,609

Deferred income taxes                                                    5,377             15,580

Other assets                                                             3,499              5,956
                                                                   ------------       ------------

                                                                 $      88,692      $      80,751
                                                                   ============       ============



         The accompanying notes are an integral part of this statement.

COMSHARE, INCORPORATED
CONSOLIDATED BALANCE SHEET - (CONTINUED)
(DOLLARS IN THOUSANDS)



                                                                      AS OF JUNE 30,
                                                                      --------------
                                                              1998                     1997
                                                            ----------               ----------
Liabilities and Shareholders' Equity

  Current liabilities
     Notes payable                                        $      1,238             $      4,332
     Accounts payable                                           14,398                   12,597
     Accrued liabilities -
          Payroll                                                2,964                    3,191
          Taxes                                                  5,035                    1,953
          Other                                                  7,034                    2,601
                                                            ----------               ----------
                 Total accrued liabilities                      15,033                    7,745

     Deferred revenue                                           14,834                   19,868
                                                            ----------               ----------
          Total current liabilities                             45,503                   44,542

Long-term debt                                                   1,434                      343

Other liabilities                                                3,350                    3,907

Commitments and contingencies

Shareholders' equity
    Capital stock:
        Preferred stock, no par value;
        authorized 5,000,000 shares; none issued                -                        -
        Common stock, $1.00 par value;
        authorized 20,000,000 shares; outstanding
        10,003,167 shares as of June 30, 1998
        and 9,871,260 shares as of June 30, 1997                10,003                    9,871
     Capital contributed in excess of par                       40,335                   39,528
     Retained earnings (deficit)                                (7,350)                 (12,363)
     Currency translation adjustments                           (4,032)                  (4,021)
                                                            ----------               ----------
                                                                38,956                   33,015
     Less - Notes receivable                                       551                    1,056
                                                            ----------               ----------
          Total shareholders' equity                            38,405                   31,959
                                                            ----------               ----------

                                                          $     88,692             $     80,751
                                                            ==========               ==========



         The accompanying notes are an integral part of this statement.

COMSHARE, INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)


                                                                                   Fiscal Years Ended June 30,
                                                                                   ---------------------------
                                                                              1998              1997             1996
                                                                           ------------     -------------     ------------
Operating activities
    Net income (loss)                                                    $       5,266    $     (17,117)    $      (9,891)
    Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities:
      Depreciation and amortization                                              9,023            9,582             8,330
      Gain on sale of Retail Business                                          (35,386)            -                 -
      Noncash restructuring and unusual charges                                 10,176            1,317            23,167
      Changes in operating assets and liabilities:
         Accounts receivable                                                     2,848           10,226            (5,679)
         Prepaid expenses and other assets                                        (112)             537              (928)
         Accounts payable                                                        1,864           (5,728)            6,686
         Accrued liabilities                                                    (3,539)            (160)               58
         Deferred revenue                                                       (4,928)           1,314               (19)
         Deferred income taxes                                                  14,550           (8,829)           (8,238)
         Other liabilities                                                        (556)             427               338
                                                                           ------------     -------------     ------------
          Net cash provided by (used in) operating activities                     (794)          (8,431)           13,824

Investing activities
    Additions to computer software                                              (6,546)          (6,966)           (6,207)
    Payments for property and equipment                                           (601)          (2,835)           (3,220)
    Proceeds from sale of Retail Business & prepaid royalties                   45,000             -                 -
    Other                                                                        1,103             (883)           (1,272)
                                                                           ------------     -------------     ------------
          Net cash provided by (used in) investing activities                   38,956          (10,684)          (10,699)

Financing activities
    Net borrowings (repayments) under notes payable                             (3,277)           4,053              -
    Net borrowings (repayments) under debt agreements and capital
          leases obligations                                                     1,254           (1,403)           (3,394)
    Stock options exercised                                                        753              878               474
    Issuance of common stock                                                     -                 -               25,148
    Other                                                                          691              (31)              730
                                                                           ------------     -------------     ------------
          Net cash provided by (used in) financing activities                     (579)           3,497            22,958

Effect of exchange rate changes                                                   (132)            (199)              (13)
                                                                           ------------     -------------     ------------

Net increase (decrease) in cash                                                 37,451          (15,817)           26,070

Balance at beginning of period                                                  11,651           27,468             1,398
                                                                           ------------     -------------     ------------

Balance at end of period                                                 $      49,102    $      11,651     $      27,468
                                                                           ============     =============     ============

Supplemental disclosures:
  Cash paid for interest                                                 $         215    $         169     $         371
                                                                           ============     =============     ============

  Cash paid for income taxes                                             $         862    $         740     $       1,869
                                                                           ============     =============     ============

         The accompanying notes are an integral part of this statement.

COMSHARE, INCORPORATED
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)



                                                                        Fiscal Years Ended June 30,
                                                                        ---------------------------
                                                                   1998              1997              1996
                                                                   ----              ----              ----
Common stock
      Balance beginning of year                                $     9,871      $     9,691       $      8,221
      Employee Stock Purchase Plan                                      61               18                 26
      1994 Executive Stock Purchase Program                          -                   21             -
      Retirement of shares                                              (9)             (39)               (16)
      Sale of common stock in a public offering                      -                -                  1,294
      Stock options exercised                                           80              180                166
                                                                 ----------       -----------       -----------
      Balance end of year                                           10,003            9,871              9,691
                                                                 ----------       -----------       -----------


Capital contributed in excess of par
      Balance beginning of year                                     39,528           38,132             13,199
      Employee Stock Purchase Plan                                     362              333                384
      1994 Executive Stock Purchase Program                          -                  392             -
      Retirement of shares                                            (240)            (160)               (62)
      Sale of common stock in a public offering                      -                -                 23,854
      Stock options exercised                                          685              831                757
                                                                 ----------       -----------       -----------
      Balance end of year                                           40,335           39,528             38,132
                                                                 ----------       -----------       -----------


Retained earnings (deficit)
      Balance beginning of year                                    (12,363)           5,239             15,500
      Net income (loss)                                              5,266          (17,117)            (9,891)
      Retirement of shares                                            (253)            (485)              (370)
                                                                 ----------       -----------       -----------
      Balance end of year                                           (7,350)         (12,363)             5,239
                                                                 ----------       -----------       -----------


Currency translation adjustments
      Balance beginning of year                                     (4,021)          (3,586)            (3,239)
      Translation adjustments                                          (11)            (435)              (347)
                                                                 ----------       -----------       -----------
      Balance end of year                                           (4,032)          (4,021)            (3,586)
                                                                 ----------       -----------       -----------


Less - Notes receivable
      Balance beginning of year                                      1,056              812              1,133
      1994 Executive Stock Purchase Program                          -                  244               (122)
      Employee Stock Ownership Plan                                   (505)           -                   (199)
                                                                 ----------       -----------       -----------
      Balance end of year                                              551            1,056                812
                                                                 ----------       -----------       -----------

             Total shareholders' equity                        $    38,405      $    31,959       $     48,664
                                                                 ==========       ===========       ===========




         The accompanying notes are an integral part of this statement.

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY. Comshare, Incorporated (the "Company") develops, markets and supports client/server financial analytic applications software for management planning and control. The Company also provides services such as maintenance, training, consulting and support services. Comshare is currently providing maintenance at over 2,100 corporate and public sector customer sites.
The Company markets its products through a direct sales force in the United States, Canada, United Kingdom, France and Germany and has an extensive distributor network in 37 other countries. The Company was incorporated in Michigan in February 1966 and commenced operations at that time.

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

FOREIGN CURRENCY TRANSLATION. All assets and liabilities of the Company's foreign operations are translated at current exchange rates, and revenue and expenses are translated at monthly exchange rates. Resulting translation adjustments are reflected as a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in net income.

FINANCIAL INSTRUMENTS. The Company at various times enters into forward exchange contracts to hedge certain exposures related to identifiable foreign currency transactions that are relatively certain as to both timing and amount. Gains and losses on the forward contracts are recognized concurrently with the gains and losses from the underlying transactions. The forward exchange contracts used are classified as "held for purposes other than trading." The Company does not use any other types of derivative financial instruments to hedge such exposures, nor does it use derivatives for speculative purposes. At June 30, 1998 and 1997, the Company had forward foreign currency exchange contracts of $3.1 million and $1.8 million (notional amounts), respectively. The contracts outstanding at June 30, 1998 mature through July 31, 1998 and are intended to hedge various foreign currency commitments due from foreign subsidiaries and the Company's distributors. Due to the short-term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amount at June 30, 1998 and 1997.

CASH AND CASH EQUIVALENTS. Cash and cash equivalents includes investments in highly liquid investments with maturities of ninety days or less.

COMPUTER SOFTWARE. The costs of developing and purchasing new software products and enhancements to existing software products are capitalized after technological feasibility is established. Capitalized development costs are amortized using the straight-line method over a two-year service life. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic product lives and changes in software and hardware technology. In the last several years, product upgrades are being released on a more rapid basis. The rapid increase in product version updates has led to an almost continuous product development cycle and has reduced the time between establishing technological feasibility and general release to the public. With these rapid changes expected, the Company believes that the useful lives of these products will be reduced to a year or less. In future years, based on the continuous product life cycles noted, the period between establishing technological feasibility and the general availability of such software will be short, and software costs qualifying for capitalization will be insignificant. Accordingly, the Company will not capitalize any future software development costs.

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCiAL STATEMENTS - (CONTINUED)

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

OTHER ASSETS. In fiscal 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires an evaluation of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. There was no adjustment to the Company's financial statements in fiscal 1998 as a result of this evaluation.

INCOME TAXES. The Company accounts for estimated income taxes under the provisions SFAS No. 109, "Accounting for Income Taxes." This statement provides for an asset and liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

EARNINGS PER SHARE. Earnings per share of common stock is based on the daily weighted average number of shares of common stock outstanding considering the dilutive effect of outstanding stock options when appropriate. In fiscal 1998, the Company adopted SFAS No. 128, "Earnings per Share."

STOCK PLANS. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25 "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. As supplemental information, the Company has provided pro forma disclosure of the fair value of stock options granted during fiscal 1998 and 1997 in accordance with the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." See Note 5 of Notes to Consolidated Financial Statements.

COMPREHENSIVE INCOME. The Financial Accounting Standards Board has issued SFAS No. 130 "Reporting Comprehensive Income" which establishes standards for reporting comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as the total of net income and all other nonowner changes in equity. The Company has not yet adopted this statement but is required to adopt this statement for the fiscal year ending June 30, 1999.

SEGMENTS OF AN ENTERPRISE. The Financial Accounting Standards Board has issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" which establishes standards for disclosures of certain segment information based on the "management approach" which organizes segments within a company the way the chief operating decision maker of that company organizes the segments. The Company has not yet adopted this statement but is required to adopt this statement for the fiscal year ending June 30, 1999.

ACCOUNTING FOR DERIVATIVES AND HEDGING. The Financial Accounting Standards Board has issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company has not yet adopted this statement but is required to adopt the statement for the fiscal year ending June 30, 2000.

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

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCiAL STATEMENTS - (CONTINUED)

RECLASSIFICATIONS. Certain amounts in the 1996 and 1997 financial statements have been reclassified to conform with 1998 presentations.


2.   RESTRUCTURING AND UNUSUAL CHARGES

In fiscal 1998, the Company recorded a $10.7 million pretax charge for restructuring and unusual charges related to the write off of capitalized software, termination costs for certain executives, staff reduction and facility costs related to the consolidation of the Company's helpline activities; and planned actions to reduce facility and other costs. The restructuring charges included total staff reductions of approximately 27 people.

In fiscal 1997, the Company recorded a $6.2 million pre-tax restructuring charge for management actions or plans in connection with the consolidation of the Company's product development activities in Ann Arbor, Michigan and reductions in staff and non-revenue generating costs. This $6.2 million pre-tax charge was composed of $2.4 million for personnel reductions, $2.6 million in space and office costs and $1.2 million for non-compete and consulting agreement. The restructuring charge includes staff reductions of approximately 70 employees.

During the year ended June 30, 1996, the Company recorded a $23,167,000 charge to write off certain capitalized software.


3.    BORROWINGS
      (DOLLARS IN THOUSANDS)

                                                 1998                  1997

Line of credit and overdraft facilities      $    1,470            $    4,161
Capital lease obligations                         1,202                   514
                                               ---------             ---------
        Total debt outstanding                    2,672                 4,675
Less: current portion                             1,238                 4,332
                                               ---------             ---------
Long-term debt                               $    1,434            $      343
                                               =========             =========

The Company has a $10 million credit agreement which matures on October 1, 2000. Borrowings are secured by accounts receivable and the credit agreement contains covenants regarding among other things, earnings, leverage, net worth and payment of dividends. Under the terms of the agreement, the Company is not permitted to pay cash dividends on its common stock. Permitted borrowings available as of June 30, 1998 under the credit agreement were $10 million, of which $823,000 was outstanding. Borrowings available at any time are based on the lower of $10 million or a percentage of worldwide eligible accounts receivable. At June 30, 1998, the interest rate, which was based on LIBOR plus applicable margin, varied between 2.5% and 4.2%.

Separately, in August 1997, one of the Company's European subsidiaries entered into a $1.2 million loan agreement, which matures on June 30, 2000. The Company has outstanding borrowings under this agreement of $868,000 at June 30, 1998. The interest rate was 12.5% at June 30, 1998.

See Note 9 of Notes to Consolidated Financial Statements regarding capital lease obligations.


4.   SHAREHOLDERS' EQUITY

PREFERRED STOCK

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

COMMON STOCK

Effective November 20, 1995, Comshare declared a three-for-two stock split of the Company's common stock distributable to shareholders of record as of November 13, 1995. All share and per share data included in the consolidated financial statements and accompanying notes have been adjusted to reflect this stock split.

In December 1995, the Company completed a public offering of its common stock which involved the issuance and sale by the Company of 1,293,750 shares resulting in net proceeds to the Company of approximately $25,150,000.

The shareholders approved the 1994 Executive Stock Purchase Program which enables certain executives to purchase the Company common stock at then current market prices directly from the Company via a promissory note. The program was amended in fiscal 1998 to eliminate any future loans. The promissory note is secured by the related common stock issued by the Company, and matures four years from the date of issuance. Interest is at the prime rate plus 1% and may be deferred until the promissory note matures. A total of 300,000 shares of the Company's common stock has been reserved for issuance under the 1994 Executive Stock Purchase Program. For the year ended June 30, 1997, a total of 30,813 shares at prices ranging from $11.50 to $16 were issued in exchange for notes totaling $411,000. No shares were purchased under this program during fiscal 1998 and 1996. The aggregate principal balance of these promissory notes outstanding and due to the Company was $551,000 and $1,056,000 at June 30, 1998 and 1997, respectively.


5.   STOCK OPTIONS

The Company has three stock option plans: The 1988 Stock Option Plan (the "1988 Plan"), the 1994 Directors Stock Option Plan (the "Directors Plan") and the 1997 Global Employees Stock Option Plan (the "1997 Plan"). On March 10, 1997, the Company granted an option for 10,000 shares to the Company's Chairman at an exercise price of $15.75 per share which was the closing price of the common stock on that date. The option vests on the date the current Chairman ceases to be Chairman of the Board of the Company. The option vests immediately in the event of a change in control of the Company. The option expires thirty months from the grant date or six months after which the Chairman ceases to be Chairman of the Board of the Company, whichever occurs earlier.

1988 STOCK OPTION PLAN

The 1988 Plan, which expired on June 26, 1998, provided for the grant of both incentive stock options and non-qualified options to officers and key employees. Options under the 1988 Plan were granted at 100% of market price on the date of grant, are exercisable at the rate of 25% per year after one year from the date of grant and have a term of five years. No stock appreciation rights were granted under the 1988 Plan.

The number of options outstanding and exercisable under the 1988 Plan was 744,634 and 144,385 at June 30, 1998, respectively, and no further grants can be made under the 1988 Plan.

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCiAL STATEMENTS - (CONTINUED)


1994 DIRECTORS STOCK OPTION PLAN

The Directors Plan provides for the grant of options to purchase up to 150,000 shares of the Company's common stock to non-employee directors of the Company. Options under the Directors Plan are granted at 100% of the market price on the date of grant, are exercisable at a rate of 25% per year after one year from the date of grant and have a term of five years.

At June 30, 1998 the Company has reserved 146,250 shares of common stock for the exercise of directors' stock options. The number of options outstanding and exercisable under the Directors Plan was 70,500 and 37,875 at June 30, 1998, respectively.

1997 GLOBAL EMPLOYEES STOCK OPTION PLAN

The 1997 Plan provides for the issuance of options to purchase 500,000 shares of the Company's common stock to non-officer employees of the Company. Options under the 1997 Plan are granted at 100% of the market price on the date of grant, exercisable at a rate of 25% per year after one year from date of grant and have a term of five years.

At June 30, 1998, the Company has reserved 500,000 shares of common stock for the exercise of employee stock options. The number of options outstanding under the 1997 Global Employee's Stock Option Plan was 151,100 at June 30, 1998, and none as of June 30, 1997.

SUMMARY OF ACTIVITY

Stock option activity under all plans is summarized below:




                                                1998                       1997                        1996
                                      -------------------------- --------------------------  --------------------------
                                                     Weighted                   Weighted                    Weighted
                                                      Average                    Average                    Average
                                                     Exercise                   Exercise                    Exercise
                                        Shares         Price        Shares        Price        Shares        Price
                                      ------------  ------------ ------------- ------------  ------------ -------------
Outstanding at beginning of year          675,384     $  13.45       762,756     $  10.70       818,025      $  6.71
Granted                                   772,150         7.61       265,500        18.01       177,750        24.02
Exercised                                 (79,625)        4.63      (179,501)        5.63      (167,394)        5.51
Canceled                                 (391,675)       10.95      (173,371)       16.36       (65,625)        8.32
                                      ------------               -------------                -----------
Outstanding at end of year                976,234        10.51       675,384        13.45       762,756        10.70

Options exercisable at year end           182,260                    247,511                    215,443
Weighted average fair value of
  options granted during the year     $      3.69                  $    7.91                  $    8.23


COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


A summary of outstanding and exercisable stock options as of June 30, 1998 is as follows:



                                     OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                       ------------------------------------------------    ------------------------------
                                            WEIGHTED
                                             AVERAGE       WEIGHTED                            WEIGHTED
                                            REMAINING       AVERAGE                            AVERAGE
       RANGE OF            NUMBER          CONTRACTUAL     EXERCISE             NUMBER         EXERCISE
   EXERCISE PRICES       OUTSTANDING          LIFE           PRICE            EXERCISABLE       PRICE
   ---------------       -----------       -----------     ---------          ------------     ----------
   $6.19   to    $7.67         203,150        4.35           $6.63                 3,750          $7.67
    7.75   to     7.75         205,750        4.99            7.75                   -               -
    8.00   To     8.00          19,700        4.87            8.00                   -               -
    8.25   to     8.25         151,000        4.12            8.25                   -               -
    8.33   to     8.56          92,000        3.38            8.39                28,125           8.33
    8.67   to    11.25         109,634        1.96            9.44                72,510           8.99
   13.00   to    17.50          83,750        3.38           15.18                24,875          15.01
   20.50   to    24.50          54,500        2.39           23.80                29,750          23.94
   26.00   to    26.00           7,500        2.51           26.00                 3,750          26.00
   27.25   to    27.25          44,250        2.93           27.25                18,250          27.25
   27.50   to    27.50           5,000        3.05           27.50                 1,250          27.50


   $6.19   to   $27.50         976,234        3.82       $   10.51               182,260         $14.40
                               =======                                           =======


PRO FORMA DISCLOSURE UNDER SFAS 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION"

Using the intrinsic value method of accounting for the value of stock options granted during fiscal 1998 and 1997, no compensation cost was recorded in the accompanying consolidated statement of operations. Had compensation costs been determined based on the fair value at the date of grant for awards in fiscal 1998 and 1997 consistent with the provisions of SFAS 123, net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                      1998              1997
                                                    ----------        ----------
Net income (loss) - as reported                   $     5,266       $  (17,117)
Net income (loss) - pro forma                           4,774          (17,785)

Net income (loss) per share - as reported                0.53            (1.75)
Net income (loss) per share - pro forma                  0.48            (1.82)

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

                                               1998           1997
                                            -----------    -----------
STOCK OPTION PLANS:
   Expected life (years)                         3.32          3.26
   Risk free interest rate                       5.65%         6.10%
   Expected stock price volatility               0.65          0.56
   Expected dividend yield                         -             -

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

EMPLOYEE STOCK PURCHASE PLAN:
   Expected life (years)                         0.50          0.50
   Risk free interest rate                       5.65%         6.10%
   Expected stock price volatility               0.65          0.56
   Expected dividend yield                         -             -

The following table reconciles the net income and weighted average number of shares used in the Basic EPS calculation to the net income and weighted average number of shares used to compute Diluted EPS (in thousands, except per share amounts).

                                                                          1998
                                                                          ----
Net income used for Basic EPS                                           $5,266
Net (loss) effect of assumed conversion of stock options                  (218)
                                                                        ------
Net income used for Dilutive EPS                                        $5,048
                                                                        ======
Weighted average number of shares outstanding used for Basic EPS         9,903
Stock Options                                                              171
                                                                        ------
Weighted average number of shares outstanding and common
  equivalent shares used for Dilutive EPS                               10,074
                                                                        ======

6.   EMPLOYEE STOCK PURCHASE PLAN

Under the Employee Stock Purchase Plan (the "ESPP"), 300,000 shares of the Company's common stock have been reserved for issuance. The ESPP allows participating employees to purchase shares of the Company's common stock through payroll deductions at 85% of the lower of fair market value at the beginning or the end of the six month period beginning either July 1 or January 1. Substantially all employees are eligible to participate in the ESPP. Under the ESPP, 60,576 shares, 18,233 shares and 26,218 shares were issued in fiscal 1998, 1997 and 1996, respectively.


7.   BENEFIT PLANS

The Company has a profit sharing plan covering substantially all United States employees. The profit sharing plan provides for a minimum annual Company contribution of 2% of an employee's qualified compensation and matching contributions based on employee 401(k) contributions. The Company also has a deferred compensation plan for United States officers for the payment of benefits which would not otherwise be eligible under its tax-qualified retirement plans. The Company's contributions, other than the above, are discretionary and are determined by the Board of Directors. The total contributions for both plans were $589,000, $826,000 and $1,183,000 in fiscal 1998, 1997 and 1996, respectively.

A subsidiary in the United Kingdom maintains, through a trustee, a defined benefit pension plan for substantially all of its employees hired before January 1, 1994 and a defined contribution plan for employees hired after January 1, 1994. Effective April 1, 1997, the defined benefit plan was frozen, with no further contributions or benefits accruing under the plan. The resulting curtailment loss was partially included in the restructuring related costs during fiscal 1997. As of the same date, the defined contribution plan was amended, providing a minimum annual company contribution of 2-1/2% of the employee's compensation, and matching contributions up to an additional 2-1/2% of compensation based on employee contributions. The defined contribution plan now covers substantially all United Kingdom employees. Prior to April 1, 1997, the defined contribution plan provided that participating employees contribute a minimum of 5% of their pensionable salary with the Company contributing an equal 5%.

The components of pension expense for the fiscal years ended June 30 are as follows (in thousands):


                                                                      1998               1997               1996
                                                                      ----               ----                ----
Service cost for benefits earned during the year                   $      -         $      473         $      429
Interest cost on projected benefit obligation                         1,486              1,519              1,340
Actual return on assets                                              (2,352)            (3,468)            (1,899)
Net amortization and deferral                                           601              1,913                722
                                                                   ----------       -----------        ------------
Net pension expense                                                $   (265)        $      437         $      592
                                                                   ==========       ===========        ============

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


The funded status of the pension plan as of June 30 is as follows (in thousands):


                                                   1998      1997
                                                   ----      ----
Actuarial present value of benefit obligations
     Vested benefits                             $21,099    $19,280
     Non-vested benefits                             -          -
                                                 -------    -------
     Accumulated benefit obligation               21,099     19,280
                                                 -------    -------
Projected benefit obligation                      21,099     19,280
Plan assets at fair value                         21,167     20,730
                                                 -------    -------
Plan assets over projected benefit obligation         68      1,450

Amounts not recognized in balance sheet:
     Unamortized net loss                          2,240        599
                                                 -------    -------
Amount unamortized                                 2,240        599
                                                 -------    -------

Net pension assets                               $ 2,308    $ 2,049
                                                 =======    =======

The actuarial present value of the projected benefit obligation was determined using a weighted average discount rate of 6.85% and 7.75% in 1998 and 1997, respectively. No assumption was required regarding an annual increase in future compensation for fiscal 1998 since no future benefit may be earned under the plan. An assumption of 6.5% for annual increases in future compensation was used for fiscal 1997 and 1996 calculations. The long-term weighted average rate of return on assets used was 8.5% for fiscal 1998, 1997 and 1996.

The Company provides defined retirement benefits to the employees of the other foreign subsidiaries through various contribution plans. The amount charged to expense for these benefits was $31,000 in fiscal 1998, $146,000 in fiscal 1997 and $228,000 in fiscal 1996.


8.   INCOME TAXES

A summary of income (loss) before provision (benefit) for income taxes and components of the provision (benefit) for income taxes for the years ended June 30 is as follows (in thousands):



                                                                        1998          1997           1996
                                                                     ----------    ----------     ----------
Income (loss) before provision (benefit) for income taxes:
   Domestic                                                       $     23,217   $    (8,650)   $   (12,428)
   Foreign                                                              (2,482)      (17,138)        (3,922)
                                                                    -----------    ----------     ----------
                                                                  $     20,735       (25,788)       (16,350)
                                                                    ===========    ==========     ==========
Domestic provision (benefit) for income taxes:
   Current                                                        $      3,650   $     -        $        731
   Deferred                                                             11,800        (2,907)        (5,781)

Foreign provision (benefit) for income taxes:
   Current                                                              -              -               1,000
   Deferred                                                                 19        (5,764)        (2,409)
                                                                    -----------    ----------     ----------

Provision (benefit) for income taxes                              $     15,469   $    (8,671)   $    (6,459)
                                                                    ===========    ==========     ==========

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


The differences between the United States Federal statutory income tax provision (benefit) and the consolidated income tax provision (benefit) for the years ended June 30 are summarized as follows (in thousands):


                                                                      1998           1997           1996
                                                                   -----------    -----------    -----------

Federal statutory provision (benefit)                            $     7,257    $    (8,768)   $    (5,559)
Non-deductible meals and entertainment                                   119            181            256
State income taxes, net of federal tax benefit                            33             22            146
Increase in valuation reserve                                          9,084          -                872
Recognition of tax credits                                             -              -             (1,222)
Tax reserves released                                                  -               (312)        (1,200)
Tax rate difference                                                     (850)         -              -
Other, net                                                              (174)           206            248
                                                                   -----------    -----------    -----------
Actual income tax provision (benefit)                            $    15,469    $    (8,671)   $    (6,459)
                                                                   ===========    ===========    ===========


Deferred income taxes represent temporary differences in the recognition of certain items for income tax and financial reporting purposes. The components of the net deferred income tax asset as of June 30 are summarized as follows (in thousands):


                                              1998              1997
                                              ----              ----
Deferred income tax assets:
      Research and development           $      2,774      $      1,721
      Tax credits                                 366             2,964
      Depreciation and amortization               421               729
      Net operating loss                        7,492            11,305
      Deferred revenue                            128               429
      Employee benefits                           773               752
      Accrued liabilities                         856               856
      Capitalized Software                      3,453            -
      Other                                     2,084             1,276
                                           -----------       -----------
                                               18,347            20,032
Valuation allowance                           (10,678)           (1,594)
                                           -----------       -----------
                                                7,669            18,438
Deferred income tax liabilities:
      Employee benefits                          (681)             (790)
      Other                                      (355)             (115)
                                           -----------       -----------
                                               (1,036)             (905)
                                           -----------       -----------

Net deferred income tax asset            $      6,633      $     17,533
                                           ===========       ===========

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

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

At June 30, 1998, for income tax purposes, certain of the Company's foreign subsidiaries had available net operating loss carryforwards of approximately $20 million, which do not expire. In addition, the Company has general business credits, which will expire between 2007 and 2013.


9.   LEASES

The Company leases most of its office space, transportation and computer equipment under noncancelable capital and operating leases. Initial lease terms vary in length and several of the leases contain renewal options. The Company leases certain equipment under long-term lease agreements that are classified as capital leases, and the leased assets are included in "Property and equipment" in the accompanying Consolidated Balance Sheet. These capital leases terminate at various dates through fiscal 2000. Other leases are classified as operating leases and are not capitalized. Future minimum lease payments under all noncancelable capital and operating leases are as follows (in thousands):


                                                                       Operating         Capital
          Fiscal Year ending June 30,                   Total            Lease            Lease
          --------------------------                  -----------     ------------     ------------

1999                                                 $      5,056   $      4,339      $       718
2000                                                        4,627          3,968              658
2001                                                        3,701          3,701            -
2002                                                        3,147          3,147            -
2003                                                        2,787          2,787            -
2004 and thereafter                                         8,373          8,373            -
                                                       ==========     ===========       ===========
Total minimum payments                               $     27,691   $     26,315      $     1,376
                                                       ==========     ===========       ===========
Less: amount representing interest                                                           (174)
                                                                                        -----------
Present value of capital lease obligations                                                  1,202
Less: current portion                                                                        (591)
                                                                                        -----------
Long-term capital lease obligations                                                   $       611
                                                                                        ===========

Total rental expense was $9,162,600 in fiscal 1998, $7,818,000 in fiscal 1997 and $8,513,000 in fiscal 1996.


COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10.  GEOGRAPHIC OPERATIONS AND SEGMENT INFORMATION

The following table summarizes selected financial information of the Company's operations by geographic location (in thousands):


                                                Fiscal Year Ended June 30,
                                                --------------------------
                                            1998             1997             1996
                                            ----             ----             ----
Revenue from customers:
    North America                     $    41,217      $    48,684       $    55,782
    International                          48,536           44,147            63,202
                                        ==========       ===========       ==========
       Total revenue                  $    89,753      $    92,831       $   118,984
                                        ==========       ===========       ==========

Operating income:
    North America                     $    18,368      $     5,377       $    15,720
    International                            (693)          (2,262)           12,438
                                        ----------       -----------       ----------
       Total operating income              17,675            3,115            28,158
Unallocated expenses, net of gain
on sale of Retail Business                  3,060          (28,903)          (44,508)
                                        ----------       -----------       ----------

Income (loss) before taxes            $    20,735      $   (25,788)      $   (16,350)
                                        ==========       ===========       ==========

Identifiable assets:
    North America                     $    59,242      $    39,048       $    53,635
    International                          29,450           32,628            35,539
                                        ----------       -----------       ----------
       Total identifiable assets           88,692           71,676            89,174
Computer software                            -               9,075             9,064
                                        ==========       ===========       ==========
Total assets                          $    88,692      $    80,751       $    98,238
                                        ==========       ===========       ==========


Unallocated expenses, net of gain on sale of Retail Business consist of general corporate expenses, internal research and product development expenses, interest expense, interest income and gain on sale of Retail Business. Unallocated amounts in fiscal 1998 include a $35,386,000 gain on sale of Retail Business and $10,690,000 of restructuring and unusual related expenses. Unallocated expenses include $6,245,000 and $23,167,000 of restructuring and unusual charges in fiscal 1997 and 1996, respectively.


The presentation of information on a geographical basis requires the use of estimation techniques and does not take into account the extent to which the Company's marketing and management skills are geographically located.


The Company operates in one business segment: the development and marketing of computer software and related services.

No customer accounted for more than 5% of total revenues in the fiscal years ended June 30, 1998, 1997 and 1996.

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


11.      QUARTERLY FINANCIAL DATA

     Summarized quarterly financial data is as follows (unaudited and in thousands except per share data):





                                                               INCOME                                 NET
                                                               (LOSS)              NET              INCOME
                                                                FROM             INCOME             (LOSS)
                                          REVENUE            OPERATIONS          (LOSS)            PER SHARE
                                          -------            ----------          ------            ---------
   1998
   First Quarter                        $   21,796            $   (3,438)       $ (3,505)          $  (0.36)
   Second Quarter                           24,081                    74              83               0.01
   Third Quarter                            23,853                    56              73               0.01
   Fourth Quarter                           20,023               (11,416)          8,615               0.87
                                         ---------             ----------        -------
   Year ended June 30                   $   89,753            $  (14,724)       $  5,266           $   0.53
                                         =========             ==========        =======

   1997
   First Quarter                        $   19,984            $   (7,709)       $ (4,931)          $  (0.51)
   Second Quarter                           26,195                (4,173)         (2,762)             (0.28)
   Third Quarter                            24,045               (10,198)         (6,923)             (0.71)
   Fourth Quarter                           22,607                (3,892)         (2,501)             (0.25)
                                         ---------             ---------         -------
   Year ended June 30                   $   92,831            $  (25,972)       $(17,117)          $  (1.75)
                                         =========             ==========        ========

   1996
   First Quarter                        $   28,653            $    2,628        $  1,510           $   0.17
   Second Quarter                           32,183               (18,979)        (12,864)             (1.48)
   Third Quarter                            31,534                 2,759           2,038               0.20
   Fourth Quarter                           26,614                (3,200)           (575)             (0.06)
                                         ---------             ---------         -------
   Year ended June 30                   $  118,984            $  (16,792)       $ (9,891)          $  (1.09)
                                         =========             ==========        ========


   During the quarter ended June 30, 1998, the Company realized an after-tax gain of $19,986,000 from the sale of the Company's Retail Business. The Company also recorded $9,076,000 restructuring and unusual charges. The Retail Business accounted for approximately $17,800,000 of the Company's 1998 revenue.

   During the quarter ended September 30, 1997, the Company recorded a $1,614,000 pre-tax restructuring and unusual charges for the cost of termination of certain executives and others.

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

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTSN - (CONTINUED)

12.  LITIGATION

Between August 9, 1996 and September 5, 1996, following the Company's announcement of certain violations of the Company's revenue recognition policies, four separate shareholder class action suits were filed in the United States District Court for the Eastern District of Michigan against the Company and certain of its officers and directors on behalf of shareholders who had purchased the Company's common stock between April 17, 1996 and August 6, 1996. The Court consolidated the four suits into one class action, In Re Comshare, Incorporated Securities Litigation, and the plaintiffs amended their complaint to expand the class to shareholders who had purchased the Company's common stock between August 2, 1995 and August 6, 1996. The action alleged that the plaintiffs sustained losses as a result of the defendants' alleged untrue statements of material facts and alleged omissions to state material facts necessary in order to make the statements made not misleading. The complaint sought unspecified damages and costs. On September 18, 1997, the Court dismissed all of the claims. The plaintiffs have appealed the dismissal of the action to the U.S. Court of Appeals for the Sixth Circuit.


13.  SALE OF RETAIL BUSINESS

On June 4, 1998, the Company sold certain software products, accounts receivable, customer contracts, intellectual property, intangibles, permits and business records related to its Arthur (TM) strategic merchandise management applications for the retail industry and its Boost Sales and Margin Planning software product for the consumer packaged goods industry to JDA Software, Inc. for $44 million in cash and the assumption of certain liabilities related to the Retail Business. The Company also received $1 million of prepaid royalties. The sale of the Retail Business resulted in a pre-tax gain of $35,386,000 and an after-tax gain of $19,986,000.


14.  REPURCHASE OF COMPANY STOCK

In September 1998, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding Common Stock. Pursuant to this repurchase program, the Company has repurchased 78,500 shares of the Company's Common Stock for a total cost of approximately $387,000, as of September 18, 1998. The Company may buy shares of its Common Stock on the open market or in privately negotiated transactions from time to time, based on market prices.

                             COMSHARE, INCORPORATED


                                   SCHEDULE II
                              CONSOLIDATED SCHEDULE
                       OF VALUATION & QUALIFYING ACCOUNTS



                                                              Additions/
                                   Balance      Charged to    Deductions                               Balance
          DESCRIPTION             Beginning      Costs and       from       Translation     Other      End of
          ----------              of Period      Expenses      Reserves     Adjustments    Related     Period
                                  ---------     ----------    -----------   ------------   -------     -------

Allowance for doubtful accounts
     for the years ended June 30:

         1998                      $  1,053      $   762       $    29        $   (14)    $      -     $ 1,830
                                    =======       ======        ======         =======      ======      ======

         1997                      $  1,411      $   526       $  (916)      $     32     $      -     $ 1,053
                                    =======       ======        =======       =======       ======      ======

         1996                      $    887      $   578       $   (52)      $     (2)    $      -     $ 1,411
                                    =======       ======        =======       ========      ======      ======


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Comshare, Incorporated

Date:    September 28, 1998           By:      /s/ Kathryn A. Jehle
         ------------------                    --------------------
                                               Kathryn A. Jehle
                                               Senior Vice President,
                                               Chief Financial Officer,
                                               Treasurer, Assistant Secretary
                                               and a Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.


     Signature                                       Title                                      Date
     ---------                                       -----                                      ----
/s/ Dennis G. Ganster                       President, Chief Executive                  September 28, 1998
---------------------                       Officer and a Director                      ------------------
Dennis G. Ganster                           (Principal Executive Officer)


/s/ Kathryn A. Jehle                        Senior Vice President,                      September 28, 1998
---------------------                       Chief Financial Officer,                    ------------------
Kathryn A. Jehle                            Treasurer, Assistant Secretary
                                            and a Director
                                            (Principal Financial Officer)


/s/ Nicholas Bray                           Senior Director of Finance,                 September 28, 1998
---------------------                       Chief Accounting Officer,                   ------------------
Nicholas Bray                               (Principal Accounting Officer)


/s/ Daniel T. Carroll                       Chairman of the Board and a                 September 28, 1998
---------------------                       Director                                    ------------------
Daniel T. Carroll

/s/ Geoffrey B. Bloom                       Director                                    September 28, 1998
---------------------                                                                   ------------------
Geoffrey B. Bloom

/s/ Richard L. Crandall                     Director                                    September 28, 1998
-----------------------                                                                 ------------------
Richard L. Crandall

/s/ Stanley R. Day                          Director                                    September 28, 1998
------------------                                                                      ------------------
Stanley R. Day

/s/ W. John Driscoll                        Director                                    September 28, 1998
--------------------                                                                    ------------------
W. John Driscoll

/s/ Alan G. Merten                          Director                                    September 28, 1998
------------------                                                                      ------------------
Alan G. Merten

/s/ John F. Rockart                         Director                                    September 28, 1998
-------------------                                                                     ------------------
John F. Rockart


                                INDEX TO EXHIBITS

EXHIBIT NO.                       DESCRIPTION

2.01 Asset Purchase Agreement by and among JDA Software Group, Inc., and JDA Software, Inc., and Comshare, Incorporated, dated as of June 4, 1998 - incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K Report filed June 19, 1998.

2.02 Software License Agreement by and between JDA Software, Inc., and Comshare, Incorporated, dated as of June 4, 1998 - incorporated by reference to Exhibit 2.2 to the Registrant's Form 8-K Report filed June 19, 1998.

3.01     Restated Articles of Incorporation of the Registrant, as amended.

3.02     Bylaws of the  Registrant, as amended.

4.01 Specimen form of Common Stock Certificate - incorporated by reference to Exhibit 4(c) to the Registrant's Form S-1 Registration Statement No. 2-29663.

4.02 Credit agreement dated September 23, 1997, among Comshare, Incorporated, its Borrowing Subsidiary (as defined therein) and Harris Trust and Savings Bank - incorporated by reference to Exhibit 4.02 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1997.

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

10.04 Interim Trust Deed establishing the Comshare Money Purchase Plan for employees of the United Kingdom, effective March 1, 1994 - incorporated by reference to Exhibit 10.08 to the Registrant's Form 10-K for the fiscal year ended June 30, 1994.

10.05 Employment and NonCompetition Agreement between Comshare, Incorporated and T. Wallace Wrathall, effective as of April 1, 1994 - incorporated by reference to Exhibit 10.23 to the Registrant's Form 10-Q Report for the quarter ended December 31, 1994.

10.06 Amended and Restated Employee Agreement between Comshare, Incorporated and Richard L. Crandall effective July 1, 1994, as amended - incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-K for the fiscal year ended June 30, 1994.

10.07 Non-Competition Agreement between Comshare, Incorporated and Richard L. Crandall - incorporated by reference to Exhibit 10.11 of the Registrant's Form 10-K for the fiscal year ended June 30, 1994. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2).

10.08 Letter Agreement from Comshare, Incorporated to Kathryn A. Jehle regarding terms of employment dated April 18, 1994 - incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-K for the fiscal year ended June 30, 1994.

10.09 Description of Incentive Arrangements for certain executive officers for fiscal years 1994 and 1995-1997.

10.10 Stock Option Agreement, effective as of March 10, 1997, between Comshare, Incorporated and Daniel T. Carroll - incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-Q Report for the quarter ended March 31, 1997.

10.11 Trust Agreement under the Benefit Adjustment Plan of Comshare, Incorporated, effective April 25, 1988, as amended - incorporated by reference to Exhibit 10.31 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1993.

10.12 Trust Agreement between Comshare, Incorporated and Vanguard Fiduciary for maintaining the Profit Sharing Plan of Comshare, Incorporated effective March 31, 1992, as amended - incorporated by reference to
         Exhibit 10.15 to the Registrant's Form 10-K for the fiscal year ended June 30, 1994.

10.13 1994 Executive Stock Purchase Program of Comshare, Incorporated - incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1994.

10.14 Employee Stock Purchase Plan of Comshare, Incorporated - incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1994.

10.15 1994 Directors Stock Option Plan of Comshare, Incorporated - incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1994.

10.16 Letter agreement between Comshare, Incorporated and Geoffrey R. Cluett dated April 29, 1997 regarding term of employment and non-compete agreement - incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1997.

10.17 Agreement between Comshare, Incorporated and T. Wallace Wrathall dated October 24, 1997 - incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1997.

10.18 Executive Bonus Program, effective October 1, 1997 - incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q Report for the quarter ended December 31, 1997.

10.19 Comshare, Incorporated Change in Control Severance Agreement dated as of June 1, 1998, between Comshare, Incorporated and Dennis G. Ganster.

10.20 Comshare, Incorporated Change in Control Severance Agreement dated as of June 1, 1998 between Comshare, Incorporated and Kathryn A. Jehle.

10.21 Comshare, Incorporated Change in Control Severance Agreement dated as of June 1, 1998, between Comshare, Incorporated and David King.

10.22 Comshare, Incorporated Change in Control Severance Agreement dated as of June 1, 1998, between Comshare, Incorporated and Stanley Starkey.

10.23 Comshare, Incorporated Change in Control Severance Agreement dated as of June 1, 1998, between Comshare, Incorporated and Norman Neuman.

10.24 Comshare, Incorporated Change in Control Severance Agreement dated as of June 1, 1998, between Comshare, Incorporated and Geoffrey Cluett.

10.25    Comshare, Incorporated 1998 Global Employee Stock Option Plan.

10.26    Summary of 1998 Senior Executive Incentive Plan.

10.27    Summary of 1999 Senior Executive Incentive Plan.

10.28 Lease dated September, 1994, between Comshare, Incorporated, Tenant and MGI Holding, Inc., Landlord for office space located at 555 Briarwood Circle, Ann Arbor, Michigan 48108 - incorporated by reference to
         Exhibit 10.18 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1994.

10.29 Agreement between Taurusbuild Limited, Comshare and Svenska Handelsbanken related to the lease of office space for the Company's London office facility - incorporated by reference to Exhibit 10.17 of the Registrant's Form 10-K Report for the fiscal year ended June 30, 1994.

10.30 Software License Agreement by and between Arbor Software Corporation and Comshare, Incorporated dated December 23, 1993 - incorporated by reference to Exhibit 10.20 to Amendment Number 3 to the Registrant's Form 10-K Report, filed November 8, 1995, for the fiscal year ended June 30, 1995. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2).

10.31 First Amendment to License Agreement by and between Arbor Software Corporation and Comshare, Incorporated dated March 1, 1994 - incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1995. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2).

10.32 Second Amendment to License Agreement by and between Arbor Software Corporation and Comshare, Incorporated - incorporated by reference to
         Exhibit 10 of the Registrant's Form 8-K Report filed on December 24, 1997. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2).

10.33 Third Amendment to License Agreement by and between Hyperion and Comshare, Incorporated. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2.)

11.1     Computation of per share earnings.

21.01    Subsidiaries of the Registrant.

23.01    Consent of Independent Public Accountants.

27.00    Financial Data Schedule.

99.00 Amended and Restated Profit Sharing Plan of Comshare, Incorporated, Form 11-K Annual Report - filed pursuant to Section 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1998.

                     (This page is intentionally left blank)