Form 10-Q
period 1998-09-30
COMSHARE INC
filed 1998-11-16
CIK 201513

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                  ------------

         X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       -----         OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

       -----     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (734) 994-4800


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes   X    No
                          ------    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of SEPTEMBER 30, 1998.
                                                       OUTSTANDING AT
CLASS OF COMMON STOCK                                SEPTEMBER 30, 1998
---------------------                                ------------------

    $1.00 PAR VALUE                                   9,982,667 SHARES

                             COMSHARE, INCORPORATED

                                      INDEX


                                                                                                     Page No.
                                                                                                     --------
PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

         Condensed Consolidated Statements of Operations and Comprehensive
             Income for the Three Months Ended September 30, 1998 and 1997...............................3

         Condensed Consolidated Balance Sheets as of
             September 30, 1998 and June 30, 1998........................................................4

         Condensed Consolidated Statements of Cash Flows for the
             Three Months Ended September 30, 1998 and 1997..............................................6

         Notes to Condensed Consolidated Financial Statements............................................7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.........................................................9

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................17

PART II - OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................................................17

     SIGNATURE..........................................................................................18

     INDEX TO EXHIBITS..................................................................................19



PART I. - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS


                             COMSHARE, INCORPORATED
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                (unaudited; in thousands, except per share data)


                                                       Three Months Ended
                                                          September 30,
                                                    ------------------------
                                                       1998          1997
                                                       ----          ----
REVENUE
     Software licenses                              $  6,126       $  7,414
     Software maintenance                              7,114          8,218
     Implementation, consulting
          and other services                           3,919          5,330
                                                    --------       --------
TOTAL REVENUE                                         17,159         20,962

COSTS AND EXPENSES
     Selling and marketing                             6,938          9,961
     Cost of revenue and support                       6,406          6,767
     Internal research and product development         2,247          3,091
     General and administrative                        1,977          2,967
     Unusual charge                                       --          1,614
                                                    --------       --------
TOTAL COSTS AND EXPENSES                              17,568         24,400
                                                    --------       --------

LOSS FROM OPERATIONS                                    (409)        (3,438)

OTHER INCOME (EXPENSE)
     Interest income                                     569            140
     Interest expense                                    (87)          (102)
     Exchange gain (loss)                                  7           (105)
                                                    --------       --------
TOTAL OTHER INCOME (EXPENSE)                             489            (67)

INCOME (LOSS) BEFORE TAXES                                80         (3,505)
Provision for income taxes                                28             --
                                                    --------       --------

NET INCOME (LOSS)                                   $     52       $ (3,505)
                                                    ========       ========
OTHER COMPREHENSIVE INCOME
      Currency translation adjustment                    377            209
                                                    --------       --------
COMPREHENSIVE INCOME                                $    429       $ (3,296)
                                                    ========       ========
SHARES USED IN BASIC EPS COMPUTATION                   9,998          9,874
                                                    ========       ========

SHARES USED IN DILUTED EPS COMPUTATION                 9,998          9,874
                                                    ========       ========

NET INCOME (LOSS) PER COMMON SHARE-BASIC EPS        $   0.01       $  (0.36)
                                                    ========       ========

NET INCOME (LOSS) PER COMMON SHARE-DILUTED EPS      $   0.01       $  (0.36)
                                                    ========       ========



     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                 September 30,   June 30,
                                                      1998        1998
                                                      ----        ----
ASSETS                                            (unaudited)   (audited)
CURRENT ASSETS
     Cash and cash equivalents                      $43,831      $49,102
     Accounts receivable, net                        19,575       21,354
     Deferred income taxes                            1,256        1,256
     Prepaid expenses and other current assets        3,679        3,322
                                                    -------      -------
             Total current assets                    68,341       75,034

 PROPERTY AND EQUIPMENT, at cost
        Computers & other equipment                  17,188       16,781
        Leasehold improvements                        2,353        2,293
        Less: Accumulated depreciation               16,519       15,792
                                                    -------      -------
        Property and equipment, net                   3,022        3,282

 GOODWILL, net                                        1,459        1,500

 DEFERRED INCOME TAXES                                5,377        5,377

 OTHER ASSETS                                         3,822        3,499
                                                    -------      -------
                                                    $82,021      $88,692
                                                    =======      =======



     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)



                                                  September 30,      June 30,
                                                       1998            1998
                                                       ----            ----
LIABILITIES AND SHAREHOLDERS' EQUITY               (unaudited)      (audited)
    CURRENT LIABILITIES
       Notes payable                                $  4,339       $  1,238
       Accounts payable                               12,210         14,398
       Accrued liabilities:
         Payroll                                       2,663          2,964
         Taxes                                         1,730          5,035
         Other                                         5,719          7,034
                                                     -------        -------
            Total accrued liabilities                 10,112         15,033

       Deferred revenue                               12,999         14,834
                                                     -------        -------
              Total current liabilities               39,660         45,503

    LONG-TERM DEBT                                       485          1,434
    OTHER LIABILITIES                                  3,168          3,350

    SHAREHOLDERS' EQUITY
       Capital stock:
         Preferred stock, no par value;
         authorized 5,000,000 shares; none issued         --             --
         Common stock, $1.00 par value;
         authorized 20,000,000 shares; outstanding
         9,982,667 shares as of September 30, 1998
         and 10,003,167 shares as of June 30, 1998     9,983         10,003

       Capital contributed in excess of par           40,188         40,335
       Retained deficit                               (7,298)        (7,350)
       Accumulated other comprehensive income         (3,655)        (4,032)
                                                    --------       --------
                                                      39,218         38,956
       Less - Notes receivable                           510            551
                                                    --------       --------
               Total shareholders' equity             38,708         38,405
                                                    --------       --------
                                                    $ 82,021       $ 88,692
                                                    ========       ========


     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited; in thousands)



                                                                   Three Months Ended
                                                                       September 30,
                                                                  --------------------
                                                                  1998            1997
                                                                  ----            ----
OPERATING ACTIVITIES
    Net income (loss)                                           $     52       $ (3,505)
    Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
       Depreciation and amortization                                 539          2,432
       Changes in operating assets and liabilities:
         Accounts receivable                                       2,168           (790)
         Prepaid expenses and other assets                          (572)         1,321
         Accounts payable                                         (1,896)        (1,024)
         Accrued liabilities                                      (5,098)         1,005
         Deferred revenue                                         (1,640)        (1,331)
         Other liabilities                                          (232)           491
                                                                --------       --------
             Net cash used in operating activities                (6,679)        (1,401)

INVESTING ACTIVITIES
    Additions to computer software                                    --         (1,965)
    Payments for property and equipment                             (183)           (62)
    Other                                                             --          1,148
                                                                --------       --------
             Net cash used in investing activities                  (183)          (879)

FINANCING ACTIVITIES
    Repayments under notes payable                                    --         (3,334)
    Net borrowings under debt agreements and capital
      lease obligations                                            2,181          4,356
    Stock repurchased                                               (387)            --
    Stock options exercised                                           --             25
    Other                                                             66             19
                                                                --------       --------
             Net cash provided by financing activities             1,860          1,066

EFFECT OF EXCHANGE RATE CHANGES                                     (269)           115
                                                                --------       --------

NET DECREASE IN CASH                                              (5,271)        (1,099)

BALANCE AT BEGINNING OF PERIOD                                    49,102         11,651
                                                                --------       --------

BALANCE AT END OF PERIOD                                        $ 43,831       $ 10,552
                                                                ========       ========
SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                                        $     42       $     79
                                                                ========       ========
  Cash paid for income taxes                                    $  3,150       $     89
                                                                ========       ========




     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - GENERAL INFORMATION

         The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's most recent annual report on Form 10-K.

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, required to present fairly its consolidated balance sheet as of September 30, 1998, the consolidated statements of operations and comprehensive income for the three months ended September 30, 1998 and 1997 and the consolidated statements of cash flows for the three months ended September 30, 1998 and 1997.

         The results of operations for the three months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected in future quarters or the full fiscal year. The software industry is generally characterized by seasonal trends.


NOTE B - COMPUTER SOFTWARE

         In prior years, the costs of developing and purchasing new software products and enhancements to existing software products were capitalized after technological feasibility was established. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs required considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic product lives and changes in software and hardware technology. In the last several years, product upgrades for the Company's products are being released by the Company on a more rapid basis. The rapid increase in product version updates has led to an almost continuous product development cycle and has reduced the time between establishing technological feasibility and general release to the public. With these rapid changes expected, the Company believes that the useful lives of these products will be reduced to a year or less. In the current and future years, based on the continuous product life cycles noted, the period between establishing technological feasibility and the general availability of such software will be short, and software costs qualifying for capitalization will be insignificant. Accordingly, the Company has not capitalized any software development costs during the quarter ended September 30, 1998 and will not capitalize future software development costs.

NOTE C - BORROWINGS

         The Company has a $10 million credit agreement which matures on October 1, 2000. Borrowings are secured by accounts receivable and the credit agreement contains covenants regarding among other things, earnings leverage, net worth and payment of dividends. Under the terms of the agreement, the Company is not permitted to pay cash dividends on its common stock. Permitted borrowings available as of September 30, 1998 under the credit agreement were $10 million, of which $3.7 million was outstanding. Borrowings available at any time are based on the lower of $10 million or a percentage of worldwide eligible accounts receivable and cash. At September 30, 1998, the interest rate, which was based on LIBOR plus applicable margin, varied between 2.3% and 7.1%.

         Separately, in August 1997, one of the Company's European subsidiaries entered into a $1.2 million loan agreement, which matures on June 30, 2000. The Company had outstanding borrowings of $0.8 million under this agreement at September 30, 1998. The interest rate was 12.5% at September 30, 1998.

                             COMSHARE, INCORPORATED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



NOTE D - FINANCIAL INSTRUMENTS

         The Company at various times enters into forward exchange contracts to hedge certain exposures related to identifiable foreign currency transactions that are relatively certain as to both timing and amount. Gains and losses on the forward contracts are recognized concurrently with the gains and losses from the underlying transactions. The forward exchange contracts used are classified as "held for purposes other than trading." The Company does not use any other types of derivative financial instruments to hedge such exposures, nor does it use derivatives for speculative purposes. At September 30, 1998 and June 30, 1998, the Company had forward foreign currency exchange contracts outstanding of approximately $2.4 million and $3.1 million (notional amounts), respectively, denominated in foreign currencies. The contracts outstanding at September 30, 1998 mature at various dates through October 15, 1998, and are intended to hedge various foreign currency commitments due from foreign subsidiaries and the Company's agents and distributors. Due to the short term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amount at September 30, 1998 and June 30, 1998.


NOTE E - UNUSUAL CHARGE

         The Company recorded a $1.6 million pre-tax unusual charge for the cost of termination of certain executives and others in the first quarter ended September 30, 1997. The unusual charge included staff reductions of approximately 12 employees.


NOTE F - FINANCIAL ACCOUNTING STANDARDS

         The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures About Segments of an Enterprise and Related Information" and SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". The Company is required to adopt SFAS No. 131 for the fiscal year ending June 30, 1999 and SFAS No. 133 for the period ending September 30, 1999. The Company has not quantified the effect of adopting SFAS No. 133.

         The Company adopted SFAS No. 130, "Reporting Comprehensive Income" during the quarter ended September 30, 1998. The Company has currency translation adjustments for both quarters ended September 30, 1998 and September 30, 1997, which are defined as comprehensive income by SFAS No. 130.

NOTE G - DILUTED EPS COMPUTATION

         Shares used in the Diluted EPS Computation are identical to the shares used in the Basic EPS Computation, as the Company's potentially dilutive stock options all have exercise prices above the average market price of the Company's common stock for the three months ended September 30, 1998 and 1997.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


         The following discussion and analysis sets forth information for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.


RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain financial data as a percentage of total revenue.

                                                                           Three Months Ended
                                                                              September 30,
                                                                         ----------------------
                                                                         1998              1997
                                                                        ------            -----
REVENUE
   Software licenses                                                     35.7%             35.4%
   Software maintenance                                                  41.5              39.2
   Implementation, consulting and other services                         22.8              25.4
                                                                        -----             -----
       Total revenue                                                    100.0             100.0

COSTS AND EXPENSES
   Selling and marketing                                                 40.4              47.5
   Cost of revenue and support                                           37.3              32.3
   Internal research and product development                             13.1              14.7
   General and administrative                                            11.5              14.2
   Unusual charge                                                          --               7.7
                                                                        -----             -----
        Total costs and expenses                                        102.3             116.4

LOSS FROM OPERATIONS                                                     (2.3)            (16.4)

OTHER INCOME (EXPENSE)
   Interest income                                                        3.3               0.7
   Interest expense                                                      (0.5)             (0.5)
   Exchange (loss)                                                         --              (0.5)
                                                                        -----             -----
        Total other income (expense)                                      2.8              (0.3)


INCOME (LOSS) BEFORE TAXES                                                0.5             (16.7)


Provision for income taxes                                                0.2                --
                                                                        -----             -----
NET INCOME (LOSS)                                                         0.3%            (16.7)%
                                                                        =====             =====


REVENUE



                                             Three Months Ended        Percent
                                                September 30,          Change
                                            -------------------     ------------
                                              1998         1997
                                              ----         ----
REVENUE
Software licenses                           $ 6,126      $ 7,414       (17.4)%
Software maintenance                          7,114        8,218       (13.4)%
Implementation, consulting and other services 3,919        5,330       (26.5)%
                                            -------      -------
       TOTAL REVENUE                        $17,159      $20,962       (18.1)%
                                            =======      =======


         Total revenue decreased 18.1% in the three months ended September 30, 1998 compared to the prior year, due to the Company's sale of its Retail Business on June 4, 1998. The Retail Business accounted for approximately $5.2 million of the Company's revenue during the three months ended September 30, 1997.

         Without the revenue from the Retail Business that was sold in June, 1998, and reflecting software revenue from the Company's agents on a consistent basis, license fees and total revenue in the year ago quarter would have been $5.3 million and $15.8 million, respectively. On a comparable basis, license fees grew 15.1% to $6.1 million and total revenue increased 8.9% to $17.2 million. The revenue growth this quarter reflected continued improvement in the North American operations and improvement in the Company's United Kingdom operations.

         Software maintenance revenue decreased 13.4% in the three months ended September 30, 1998 compared to the prior year due to the Company's sale of its Retail Business. On a comparable basis, without software maintenance revenue from the Retail Business, software maintenance revenue slightly increased for the three months ended September 30, 1998, compared to the three months ended September 30, 1997. Excluding the Retail Business, mainframe software maintenance revenue for the three months ended September 30, 1998 declined 32.6% as compared to the prior year. Mainframe software maintenance revenue is expected to continue to decline due to mainframe maintenance cancellations and continued customer migration to client/server platforms.

         On a comparable basis, without the Retail Business, implementation, consulting and other services revenue was relatively flat for the three months ended September 30, 1998, as compared to the three months ended September 30, 1997.

COSTS AND EXPENSES

                                                  Three Months Ended       Percent
                                                     September 30,         Change
                                                ----------------------   -----------
                                                  1998         1997
                                                  ----         ----
COST AND EXPENSES
 Selling and marketing                         $  6,938      $  9,961       (30.3)%
 Cost of revenue and support                      6,406         6,767        (5.3)
 Internal research and product development        2,247         3,091       (27.3)
 General and administrative                       1,977         2,967       (33.4)
                                               --------      --------

  Total costs and expenses before
  unusual charge                                 17,568        22,786       (22.9)

Unusual charge                                       --         1,614           *

                                               --------      --------
        TOTAL COSTS AND EXPENSES               $ 17,568      $ 24,400       (28.0)%
                                               ========      ========


* % not meaningful.

         Selling and marketing expense decreased 30.3% in the three months ended September 30, 1998 compared to the prior year primarily due to the decrease in revenues resulting from the Company's sale of its Retail Business and, to a lesser extent, streamlining of the sales management structure.

         Cost of revenue and support decreased 5.3% in the three months ended September 30, 1998 compared to the prior year. The decrease was principally due to the Company's sale of it's Retail Business, offset by increased royalties and other cost of sales, due to lower implementation and consulting services margins in France and Germany during the quarter ended September 30, 1998.

         Internal research and product development decreased 27.3% in the three months ended September 30, 1998 compared to the three months ended September 30, 1997, principally due to the Company's sale of its Retail Business.

         General and administrative expenses decreased 33.4% in the three months ended September 30, 1998 compared to the prior year primarily due to cost reduction actions taken to lower administrative costs.

         During the first quarter ended September 30, 1997, the Company recorded a $1.6 million unusual charge which represented the cost of termination of certain executives and other staff. The unusual charge included staff reductions of approximately 12 employees.


NON-OPERATING INCOME AND EXPENSE


                                           Three Months Ended
                                              September 30,
                                            ----------------
                                            1998        1997
                                            ----        ----
OTHER INCOME (EXPENSE)
    Interest income                        $ 569       $ 140

    Interest expense                         (87)       (102)
    Exchange gain (loss)                       7        (105)
                                           -----       -----
         TOTAL OTHER INCOME (EXPENSE)      $ 489       $ (67)
                                           =====       =====

         Interest income increased in the three months ended September 30, 1998 primarily due to higher cash levels as a result of the cash received from the Company's sale of its Retail Business.

FOREIGN CURRENCY

         For the three months ended September 30, 1998, 51% of the Company's total revenue was from outside North America compared with 56% for the three months ended September 30, 1997. Most of the Company's international revenue is denominated in foreign currencies. Comshare recognizes currency transaction gains and losses in the period of occurrence. As currency rates are constantly changing, these gains and losses can, at times, fluctuate greatly.

         During the first quarter of fiscal 1999, the overall weakening of the dollar against European currencies had a slight positive impact on the Company's foreign revenues, as compared to the same period of fiscal 1998. If foreign exchange rates in the first quarter of fiscal 1998 had been the same as they were in the same period of fiscal 1999, international revenues during the first quarter of fiscal 1999 would have decreased $3.5 million instead of $3.4 million, as reported. However, the impact on revenue was offset by the exchange rate impact on foreign expenses. If foreign exchange rates in the first quarter of fiscal 1998 had been the same as they were in the same period of fiscal 1999, international expenses during the first quarter of fiscal 1999 would have decreased $5.6 million instead of $5.5 million, as reported. In general, the Company's future operating results may be adversely impacted by the overall strengthening of the U.S. dollar against foreign currencies of countries where the Company conducts business; conversely, future operating results may be favorably impacted by an overall weakening of the U.S. dollar against foreign currencies.

         The Company had several forward exchange contracts totaling $2.4 million (notional amounts) outstanding at September 30, 1998. See Note D of the Notes to Condensed Consolidated Financial Statements.

PROVISION FOR INCOME TAXES

         The effective income tax rate in the three months ended September 30, 1998 was 35%, as the Company recorded a provision for income taxes on its operating income in the first quarter of fiscal 1999. This compares to a 0% effective income tax rate for the three months ended September 30, 1997, as the Company did not recognize any benefits for income taxes on its operating loss for that period.

         Realization of deferred tax assets associated with the Company's future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the deferred tax assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized through future taxable income or by using a tax strategy currently available to the Company. On a quarterly basis, management will assess whether it remains more likely than not that the deferred tax assets will be realized. The assessment could be impacted by a combination of continuing operating losses and a determination that the tax strategy is no longer sufficient to realize some or all of the deferred tax assets. The foregoing statements regarding the realization of deferred tax assets are "forward looking statement" within the meaning of the Securities Exchange Act of 1934. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Habor Statement" for discussion of uncertainties relating to such statements.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1998, cash and cash equivalents were $43.8 million, compared with cash and cash equivalents of $49.1 million at June 30, 1998. The decrease in cash and cash equivalents was principally due to payment of taxes and other cash related to the Retail Sale and fourth quarter fiscal 1998 restructuring related items and to a lesser extent the net cash used in operating activities for the three months ended September 30, 1998.

         Net cash used in operating activities was $6.7 million in the three months ended September 30, 1998, compared with $1.4 million in the three months ended September 30, 1997. The increase in net cash used in operating activities was primarily due to income taxes paid related to the gain on the sale of the Company's Retail Business. These amounts were offset by the increase in operating income during the quarter ended September 30, 1998.

         Net cash used in investing activities was $0.2 million in the three months ended September 30, 1998, compared with $0.9 million in the three months ended September 30, 1997. The decrease in net cash used in investing activities was primarily due to the decrease in additions to computer software during the quarter ended September 30, 1998 as compared to the same period last year. The Company did not capitalize software development costs during the three months ended September 30, 1998. At September 30, 1998, the Company did not have any material capital expenditure commitments.

         Total assets were $82.0 million at September 30, 1998 compared with total assets of $88.7 million at June 30, 1998. Working capital as of September 30, 1998 was $28.7 million, compared with $29.5 million as of June 30, 1998. The decrease in total assets from June 30, 1998 to September 30, 1998 was primarily due to the decline in cash and cash equivalents during the first quarter of fiscal 1998. The decrease in working capital was primarily due to the decrease in cash and cash equivalents and the increase in notes payable as a result of additional borrowings. This was offset by the decrease in other liabilities as a result of payment of taxes relating to the Retail Business sale.

         The Company has a $10 million credit agreement which matures on October 1, 2000. Borrowings are secured by accounts receivable and the credit agreement contains covenants regarding among other things, earnings leverage, net worth and payment of dividends. Under the terms of the agreement, the Company is not permitted to pay cash dividends on its common stock. Permitted borrowings available as of September 30, 1998 under the credit agreement were $10 million, of which approximately $3.7 million was outstanding. Borrowings available at any time are based on the lower of $10 million or a percentage of worldwide eligible accounts receivable and cash. At September 30, 1998, the interest rate, which was based on LIBOR plus applicable margin, varied between 2.3% and 7.1%.

         Separately in August 1997, one of the Company's European subsidiaries entered into a $1.2 million loan agreement, which matures on June 30, 2000. The Company had outstanding borrowings of $0.8 million under this agreement at September 30, 1998. The interest rate was 12.5% at September 30, 1998.

         In September 1998, the Board of Director's authorized the repurchase of up to 1,000,000 shares of the Company's outstanding Common Stock. Pursuant to this repurchase program, the Company has repurchased 170,399 shares of the Company's Common Stock for a total cost of approximately $872,000, as of November 3, 1998. The Company may buy shares of its Common Stock on the open market or in privately negotiated transactions from time to time, based on market prices.

         The Company believes that the combination of present cash balances and amounts available under credit facilities will be sufficient to meet the Company's currently anticipated cash requirements for at least the next twelve months. The foregoing statement is a "forward looking statement" within the meaning of the Securities Exchange Act of 1934. The extent to which such sources will be sufficient to meet the Company's anticipated cash requirements is subject to a number of uncertainties including the ability of the Company's operations to generate sufficient cash to support operations, and other uncertainties described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement."

MARKET SENSITIVITY ANALYSIS

         The Company is exposed to market risk from changes in foreign exchange and interest rates. To reduce the risk from changes in foreign exchange rates, the Company selectively uses financial instruments. The Company does not hold or issue financial instruments for trading purposes.

         The Company at various times denominates borrowings in foreign currencies and enters into forward exchange contracts to hedge exposures related to foreign currency transactions. The Company does not use any other types of derivatives to hedge such exposures nor does it speculate in foreign currency. In general, the Company uses forward exchange contracts to hedge against large selective transactions that present the most exposure to exchange rate fluctuations. At September 30, 1998 and June 30, 1998, the Company had forward contracts of approximately $2.4 million and $3.1 million (notional amounts), respectively, denominated in foreign currencies. The contracts outstanding at September 30, 1998 mature through October 15, 1998 and are intended to hedge various foreign currency commitments due from foreign subsidiaries and the Company's distributors. Due to the short term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amount at September 30, 1998 and June 30, 1998.

         Gains and losses on the forward contracts are largely offset by gains and losses on the underlying exposure. The Company conducts business in approximately 15 foreign currencies, predominately British pounds, French francs and Japanese yen. A hypothetical 10 percent appreciation of the U.S. dollar from September 30, 1998 market rates would increase the unrealized value of the Company's forward contracts by an immaterial amount. Conversely, a hypothetical 10 percent depreciation of the U.S. dollar from September 30, 1998 market rates would decrease the unrealized value of the Company's forward contracts by an immaterial amount. In either scenario, the gains or losses on the forward contracts are largely offset by the gains or losses on the underlying transactions.

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


ITEM 3.  QUANTITATIVE AND QUALITATiVE DISCLOSURES ABOUT MARKET RISK.

         See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations"


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a.)     The exhibits included herewith are set forth on the Index to Exhibits.

(b.)     Reports on Form 8-K.

         There were no reports on Form 8-K filed during the quarter ended September 30, 1998.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  NOVEMBER 16, 1998     COMSHARE, INCORPORATED
                                  (Registrant)



                               /s/ Kathryn A. Jehle
                               -----------------------------------------------
                               Kathryn A. Jehle
                               Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary

                                INDEX TO EXHIBITS



EXHIBIT NO.                DESCRIPTION

          4.01             First Amendment to Credit Agreement, dated
                           September 23, 1998, between The Registrant, Comshare, Limited and Harris Trust and Savings Bank.

          11.1             Computation of Net Income (Loss) per Common Share.

            27             Financial Data Schedule.