Form 10-Q
period 1998-12-31
COMSHARE INC
filed 1999-02-16
CIK 201513

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                          -----------------------------

           X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          ---        OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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
Yes X No
   ---  ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of DECEMBER 31, 1998.

                                                           OUTSTANDING AT
    CLASS OF COMMON STOCK                                 DECEMBER 31, 1998
    ---------------------                                 -----------------

        $1.00 PAR VALUE                                   9,521,420 SHARES

                             COMSHARE, INCORPORATED

                                      INDEX


                                                                                                     Page No.
PART I - FINANCIAL INFORMATION


     ITEM 1. FINANCIAL STATEMENTS


         Condensed Consolidated Statement of Operations and Comprehensive
             Income for the Three and Six Months Ended December 31, 1998 and 1997........................3


         Condensed Consolidated Balance Sheets as of
             December 31, 1998 and June 30, 1998.........................................................4


         Condensed Consolidated Statement of Cash Flows for the
             Six Months Ended December 31, 1998 and 1997.................................................6


         Notes to Condensed Consolidated Financial Statements............................................7


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.........................................................9


     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................17


PART II - OTHER INFORMATION


     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................17



     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...........................................................17



     SIGNATURE..........................................................................................18


     INDEX TO EXHIBITS..................................................................................19


PART I. - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS


                        COMSHARE, INCORPORATED
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
           (unaudited; in thousands, except per share data)

                                                                          Three Months Ended           Six Months Ended
                                                                             December 31,                December 31,
                                                                          1998         1997            1998         1997
                                                                          ----         ----            ----         ----
REVENUE
     Software licenses                                                    $ 6,109       $ 9,254       $ 12,235     $ 16,668
     Software maintenance                                                   6,508         8,612         13,622       16,830
     Implementation, consulting
          and other services                                                4,308         5,468          8,227       10,798
                                                                          -------       -------      ---------     --------
TOTAL REVENUE                                                              16,925        23,334         34,084       44,296

COSTS AND EXPENSES
     Selling and marketing                                                  6,629         9,877         13,567       19,838
     Cost of revenue and support                                            6,463         7,472         12,869       14,239
     Internal research and product development                              2,130         3,048          4,377        6,138
     General and administrative                                             2,082         2,863          4,059        5,831
     Unusual charge                                                             -             -              -        1,614
                                                                          -------       -------      ---------     --------
TOTAL COSTS AND EXPENSES                                                   17,304        23,260         34,872       47,660
                                                                          -------       -------      ---------     --------

INCOME (LOSS) FROM OPERATIONS                                                (379)           74           (788)      (3,364)

OTHER INCOME (EXPENSE)
     Interest income                                                          512           126          1,081          266
     Interest expense                                                         (52)         (165)          (139)        (267)
     Exchange gain (loss)                                                      39            48             46          (57)
                                                                          -------       -------      ---------     --------
TOTAL OTHER INCOME (EXPENSE)                                                  499             9            988          (58)

INCOME (LOSS) BEFORE TAXES                                                    120            83            200       (3,422)
Provision for income taxes                                                     40             -             68            -
                                                                          -------       -------      ---------     --------

NET INCOME (LOSS)                                                         $    80       $    83       $    132     $ (3,422)
                                                                          =======       =======      =========     ========

OTHER COMPREHENSIVE INCOME (LOSS)
     Currency translation adjustment                                             4          (324)           381         (115)
                                                                          --------       -------      ---------    ---------
 Comprehensive Income (Loss)                                                  $ 84      $   (241)     $     513    $  (3,537)
                                                                          ========      ========      =========    =========

SHARES USED IN BASIC EPS COMPUTATION                                         9,752         9,888          9,846        9,881
                                                                          ========       =======      =========    =========

SHARES USED IN DILUTED EPS COMPUTATION                                       9,752         9,919          9,846        9,881
                                                                          ========       =======      =========    =========

NET INCOME (LOSS)  PER COMMON SHARE - BASIC EPS                            $  0.01       $  0.01      $    0.01    $   (0.35)
                                                                          ========       =======      =========    =========

NET INCOME (LOSS)  PER COMMON SHARE - DILUTED EPS                          $  0.01       $  0.01      $    0.01    $   (0.35)
                                                                          ========       =======      =========    =========

     See accompanying notes to condensed consolidated financial statements.

                          COMSHARE, INCORPORATED
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (in thousands)

                                                  December 31,        June 30,
                                                       1998             1998
                                                       ----             ----
ASSETS                                            (unaudited)        (audited)

CURRENT ASSETS
     Cash and cash equivalents                      $ 36,422         $ 49,102
     Accounts receivable, net                         18,950           21,354
     Deferred income taxes                             1,256            1,256
     Prepaid expenses and other current assets         3,336            3,322
                                                    --------         --------

          Total current assets                        59,964           75,034

PROPERTY AND EQUIPMENT, at cost
     Computers & other equipment                      11,117           16,781
     Leasehold improvements                            2,309            2,293
                                                    --------         --------
                                                      13,426           19,074

     Less - Accumulated depreciation                  10,945           15,792
                                                    --------         --------

     Property and equipment, net                       2,481            3,282


GOODWILL, net                                          1,453            1,500

DEFERRED INCOME TAXES                                  5,377            5,377

OTHER ASSETS                                           3,880            3,499
                                                    --------         --------

          TOTAL ASSETS                              $ 73,155         $ 88,692
                                                    ========         ========


     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)


                                                                             December 31,           June 30,
                                                                                 1998                 1998
LIABILITIES AND SHAREHOLDERS' EQUITY                                          (unaudited)           (audited)
  CURRENT LIABILITIES
     Notes payable                                                                  $   622              $ 1,238
     Accounts payable                                                                10,456               14,398
     Accrued liabilities:
        Payroll                                                                       2,163                2,964
        Taxes                                                                         1,035                5,035
        Other                                                                         4,708                7,034
                                                                                   --------             --------
           Total accrued liabilities                                                  7,906               15,033

     Deferred revenue                                                                13,199               14,834
                                                                                   --------             --------

               TOTAL CURRENT LIABILITIES                                             32,183               45,503

LONG-TERM DEBT                                                                        1,437                1,434
OTHER LIABILITIES                                                                     2,978                3,350

SHAREHOLDERS' EQUITY
    Capital stock:
        Preferred stock, no par value;
        authorized 5,000,000 shares; none issued                                          -                    -
        Common stock, $1.00 par value;
        authorized 20,000,000 shares; outstanding
         9,521,420 shares as of December 31, 1998
        and 10,003,167 shares as of June 30, 1998                                     9,521               10,003

     Capital contributed in excess of par                                            38,379               40,335
     Retained deficit                                                                (7,218)              (7,350)
     Accumulated other comprehensive income                                          (3,651)              (4,032)
                                                                                   --------             --------
                                                                                     37,031               38,956
     Less - Notes receivable                                                            474                  551
                                                                                   --------             --------
          Total shareholders' equity                                                 36,557               38,405
                                                                                   --------             --------

               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 73,155             $ 88,692
                                                                                   ========             ========


     See accompanying notes to condensed consolidated financial statements.

                            COMSHARE, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (unaudited; in thousands)

                                                                                         Six Months Ended
                                                                                           December 31,
                                                                                   ----------------------------
                                                                                       1998            1997
                                                                                       ----            ----
OPERATING ACTIVITIES
     Net income (loss)                                                             $    132           $ (3,422)
     Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
         Depreciation and amortization                                                1,042              4,697
         Changes in operating assets and liabilities:
              Accounts receivable                                                     2,600               (736)
              Prepaid expenses and other assets                                        (312)               769
              Accounts payable                                                       (3,828)              (731)
              Accrued liabilities                                                    (7,164)               985
              Deferred revenue                                                       (1,503)               801
              Other liabilities                                                        (380)               164
                                                                                   --------           --------
                 Net cash provided by (used in) operating activities                 (9,413)             2,527

INVESTING ACTIVITIES
     Additions to computer software                                                       -             (3,618)
     Payments for property and equipment                                               (383)              (143)
     Other                                                                              219              1,189
                                                                                   --------           --------
                 Net cash used in investing activities                                 (164)            (2,572)

FINANCING ACTIVITIES
     Net repayments under notes payable                                                (647)            (4,141)
     Net borrowings under debt agreements
       and capital lease obligations                                                     36              5,524
     Stock repurchased                                                               (2,835)                 -
     Stock options exercised                                                              -                321
     Other                                                                              279                 (6)
                                                                                   --------           --------
                 Net cash provided by (used in) financing activities                 (3,167)             1,698

EFFECT OF EXCHANGE RATE CHANGES                                                          64               (217)
                                                                                   --------           --------
NET INCREASE (DECREASE)  IN CASH                                                    (12,680)             1,436

CASH AT BEGINNING OF PERIOD                                                          49,102             11,651
                                                                                   --------           --------
CASH AT END OF PERIOD                                                              $ 36,422           $ 13,087
                                                                                   ========           ========
SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                                                           $     52           $    150
                                                                                   ========           ========
  Cash paid for income taxes                                                       $  3,516           $    408
                                                                                   ========           ========

     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - GENERAL INFORMATION

       The condensed consolidated financial statements included herein have been prepared by Comshare, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's most recent annual report on Form 10-K. Certain amounts in the fiscal 1998 financial statements have been reclassified to conform with fiscal 1999 presentations.

       In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, required to present fairly its consolidated statement of operations and comprehensive income for the three and six months ended December 31, 1998 and 1997, the consolidated balance sheet as of December 31, 1998 and the consolidated statement of cash flows for the six months ended December 31, 1998 and 1997.

       The results of operations for the three months ended December 31, 1998 and 1997 are not necessarily indicative of the results to be expected in future quarters or the full fiscal year. The software industry is generally characterized by seasonal trends.


NOTE B - COMPUTER SOFTWARE

       In prior years, the costs of developing and purchasing new software products and enhancements to existing software products were capitalized after technological feasibility was established. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs required considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic product lives and changes in software and hardware technology. In the last several years, product upgrades for the Company's products are being released by the Company on a more rapid basis. The rapid increase in product version updates has led to an almost continuous product development cycle and has reduced the time between establishing technological feasibility and general release to the public. With these rapid changes expected, the Company believes that the useful lives of these products will be reduced to a year or less. In the current and future years, based on continuous product life cycles noted, the period between establishing technological feasibility and the general availability of such software will be short, and software costs qualifying for capitalization will be insignificant. Accordingly, the Company has not capitalized any software development costs during the six months ended December 31, 1998 and will not capitalize future software development costs.


NOTE C - BORROWINGS

       The Company has a $10 million credit agreement which matures on October 1, 2000. Borrowings are secured by accounts receivable and the credit agreement contains covenants regarding among other things, earnings leverage, net worth and payment of dividends. Under the terms of the agreement, the Company is not permitted to pay cash dividends on its common stock. Permitted borrowings available as of December 31, 1998 under this credit agreement were $10 million, of which $1.2 million was outstanding. Borrowings available at any time are based on the lower of $10 million or a percentage of worldwide eligible accounts receivable and cash. At December 31, 1998, the interest rate varied between 1.5% and 2.7%.

       Separately, in August 1997, one of the Company's European subsidiaries entered into a $1.2 million loan agreement which matures on June 30, 2000. The Company had outstanding borrowings of $0.7 million under this agreement at December 31, 1998. The interest rate was 12.5% at December 31, 1998.

                             COMSHARE, INCORPORATED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE D - FINANCIAL INSTRUMENTS

          The Company at various times enters into forward exchange contracts to hedge certain exposures related to identifiable foreign currency transactions that are relatively certain as to both timing and amount. Gains and losses on the forward contracts are recognized concurrently with the gains and losses from the underlying transactions. The forward exchange contracts used are classified as "held for purposes other than trading." The Company does not use any other types of derivative financial instruments to hedge such exposures, nor does it use derivatives for speculative purposes. At December 31, 1998 and June 30, 1998, the Company had forward foreign currency exchange contracts outstanding of approximately $4.9 million and $3.1 million (notional amounts), respectively, denominated in foreign currencies. The contracts outstanding at December 31, 1998 mature at various dates through April 16, 1999, and are intended to hedge various foreign currency commitments due from foreign subsidiaries and the Company's agents and distributors. Due to the short term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amounts at December 31, 1998 and June 30, 1998.


NOTE E - FINANCIAL ACCOUNTING STANDARDS

          The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures About Segments of an Enterprise and Related Information" and SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". The Company is required to adopt SFAS No. 131 for fiscal year ending June 30, 1999 and SFAS No. 133 for the period ending September 30, 1999. The Company has not quantified the effect of adopting SFAS No. 133.

          The Company adopted SFAS No. 130, "Reporting Comprehensive Income" during the quarter ended September 30, 1998. The Company has currency translation adjustments for the three and six months ended December 31, 1998 and December 31, 1997, which are defined as comprehensive income by SFAS No. 130.


NOTE F - DILUTED EPS COMPUTATION

          Shares used in the Diluted EPS Computation are identical to the shares used in the Basic EPS Computation, as the Company's potentially dilutive stock options all have exercise prices above the average market price of the Company's common stock for the three and six months ended December 31, 1998. As of December 31, 1998, there were 880,423 options issued and outstanding with exercise prices ranging from $5.06 to $27.50.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          The following discussion and analysis sets forth information for the three and six months ended December 31, 1998, compared to the three and six months ended December 31, 1997. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.


RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain financial data as a percentage of total revenue.


                                                       Three Months Ended               Six Months Ended
                                                           December 31,                   December 31,
                                                     ------------------------        -----------------------
                                                        1998            1997            1998           1997
REVENUE
   Software licenses                                    36.1  %         39.7 %          35.9   %       37.6  %
   Software maintenance                                 38.4            36.9            40.0           38.0
   Implementation, consulting and other services        25.5            23.4            24.1           24.4
                                                       -----           -----           -----          -----
       Total revenue                                   100.0           100.0           100.0          100.0

COSTS AND EXPENSES
   Selling and marketing                                39.1            42.3            39.8           44.8
   Cost of revenue and support                          38.2            32.0            37.8           32.1
   Internal research and product development            12.6            13.1            12.8           13.9
   General and administrative                           12.3            12.3            11.9           13.2
   Unusual charge                                          -               -               -            3.6
                                                       -----            ----           -----          -----
        Total costs and expenses                       102.2            99.7           102.3          107.6

INCOME (LOSS) FROM OPERATIONS                           (2.2)            0.3            (2.3)          (7.6)

OTHER INCOME (EXPENSE)
   Interest income                                       3.0             0.5             3.2            0.6
   Interest expense                                     (0.3)           (0.7)           (0.4)          (0.6)
   Exchange gain (loss)                                  0.2             0.2             0.1           (0.1)
                                                        ----            ----            ----           ----
        Total other income (expense)                     2.9               -             2.9           (0.1)

INCOME (LOSS) BEFORE TAXES                               0.7             0.3             0.6           (7.7)

Provision for income taxes                               0.2               -             0.2              -
                                                        ----            ----           -----           ----

NET INCOME (LOSS)                                        0.5  %          0.3  %          0.4 %         (7.7) %
                                                        ====            ====           =====          =====

REVENUE


                                                           Three Months Ended     Percent         Six Months Ended       Percent
                                                             December 31,          Change            December 31,        Change
                                                        ------------------------  ---------    ------------------------  --------
                                                           1998         1997                      1998         1997
                                                           ----         ----                      ----         ----
                                                            (in thousands)                         (in thousands)
REVENUE
     Software licenses                                    $  6,109     $  9,254      (34.0) %    $ 12,235     $ 16,668     (26.6)%
     Software maintenance                                    6,508        8,612      (24.4)        13,622       16,830     (19.1)
     Implementation, consulting and other services           4,308        5,468      (21.2)         8,227       10,798     (23.8)
                                                          --------     --------                  --------     --------

            TOTAL REVENUE                                 $ 16,925     $ 23,334      (27.5) %    $ 34,084     $ 44,296     (23.1)%
                                                          ========     ========                  ========     ========


          Total revenue decreased 27.5% and 23.1% in the three and six months ended December 31, 1998 compared to the prior year due to the Company's sale of its Retail Business during June, 1998, as well as the sale of the Company's French and German operations and their conversion to distributor operations, during the quarter ended December 31, 1998. As a result of the sales noted above, software license revenue, software maintenance revenue and implementation, consulting and other services revenue were negatively impacted. Without the revenue from the Retail Business and reflecting revenue from the Company's French and German operations on a consistent basis ("on a comparable basis"), total revenue was flat in the three months ended December 31, 1998, compared to the prior year and increased 5.6% during the six months ended December 31, 1998, as compared to the prior year.

          On a comparable basis, software license fees were $6.7 million and $11.3 million for the three and six months ended December 31, 1997, respectively. The decrease in license fees for the three months ended December 31, 1998, on a comparable basis, was primarily due to the decrease of sales in France, where the distributor experienced turnover in the sales force. The increase in license fees for the six months ended December 31, 1998, on a comparable basis, was primarily due to growth in sales of the Company's BudgetPLUS product.

          On a comparable basis, software maintenance revenue was $6.4 million and $12.7 million for the three and six months ended December 31, 1997. The Company experienced growth in maintenance revenue from newer products, primarily BudgetPLUS and Decision, offset by a decline in maintenance revenue from older desktop products, most notably mainframe software maintenance revenue. On a comparable basis, mainframe software maintenance revenue represented 13.5% and 13.8% of total software maintenance revenue for the three and six months ended December 31, 1998, and 21.8% and 22.2% for the three and six months ended December 31, 1997, respectively, Mainframe software maintenance revenue decreased 39.0% and 35.9% in the three and six months ended December 31, 1998 compared to last year primarily due to mainframe maintenance cancellations and continued migration to client/server platforms. Mainframe software maintenance revenue is expected to continue to decline.

          On a comparable basis, implementation, consulting and other services revenue was $3.6 million and $6.9 million for the three and six months ended December 31, 1997, respectively. The increase in implementation, consulting and other services revenue, on a comparable basis, is primarily due to increased consulting services to assist in enhancing and extending existing budgeting and consolidation implementations.

COSTS AND EXPENSES


                                                    Three Months Ended     Percent        Six Months Ended      Percent
                                                       December 31,        Change           December 31,         Change
                                                  -----------------------  --------     ----------------------  ---------
                                                       1998        1997                     1998        1997
                                                       ----        ----                     ----        ----
                                                      (in thousands)                       (in thousands)
COST AND EXPENSES
   Selling and marketing                             $ 6,629     $ 9,877     (32.9)  %   $ 13,567    $ 19,838      (31.6)  %
   Cost of revenue and support                         6,463       7,472     (13.5)        12,869      14,239       (9.6)
   Internal research and product development           2,130       3,048     (30.1)         4,377       6,138      (28.7)
   General and administrative                          2,082       2,863     (27.3)         4,059       5,831      (30.4)
                                                     -------     -------                 --------    --------

     Total costs and expenses
     before unusual charge                            17,304      23,260     (25.6)        34,872      46,046      (24.3)

   Unusual charge                                          -           -      *                 -       1,614        *
                                                    --------     -------                 --------    --------

           TOTAL COSTS AND EXPENSES                 $ 17,304    $ 23,260     (25.6)  %   $ 34,872    $ 47,660      (26.8)  %
                                                    ========    ========                 ========    ========

   *   % not meaningful.

    Total expenses decreased 25.6% and 26.8% in the three and six months ended December 31, 1998 compared to the prior year due to the Company's sale of its Retail Business during June, 1998, as well as the sale of the Company's French and German operations and their conversion to distributor operations, during the quarter ended December 31, 1998. As a result of these sales, all operating costs were favorably impacted, with the exception of the unusual charge. On a comparable basis, the Company significantly reduced operating costs by approximately $1 million and $2 million for the three and six months ended December 31, 1998, primarily due to streamlining of the sales management structure, general consolidation and lower facility costs, offset by increased consulting services provided and production and distribution fees.


OTHER INCOME AND EXPENSE


                                                     Three Months Ended            Six Months Ended
                                                        December 31,                 December 31,
                                                   -----------------------       ----------------------
                                                     1998         1997             1998        1997
                                                     ----         ----             ----        ----
                                                       (in thousands)               (in thousands)
OTHER INCOME (EXPENSE)
    Interest income                                   $ 512         $ 126         $ 1,081        $ 266
    Interest expense                                    (52)         (165)           (139)        (267)
    Exchange gain (loss)                                 39            48              46          (57)
                                                      -----         -----         -------        -----

         TOTAL OTHER INCOME (EXPENSE)                 $ 499         $   9         $   988        $ (58)
                                                      =====         =====         =======        =====

          Interest income increased in the three and six months ended December 31, 1998 primarily due to higher average cash balances as a result of the cash received from the Company's sale of its Retail Business.

FOREIGN CURRENCY

       For the three and six months ended December 31, 1998, 53.1% and 52.2% of the Company's total revenue was from outside North America compared with 54.4% and 54.1% for the three and six months ended December 31, 1997. Most of the Company's international revenue is denominated in foreign currencies. The Company recognizes currency transaction gains and losses in the period of occurrence. As currency rates are constantly changing, these gains and losses can, at times, fluctuate greatly. The Company's future operating results may be adversely impacted by the overall strengthening of the U.S. dollar against foreign currencies of countries where the Company conducts business; conversely, future operating results may be favorably impacted by an overall weakening of the U.S. dollar against foreign currencies. For the three and six months ended December 31, 1998, foreign currency fluctuations did not have a material impact on the Company's revenues, operating expenses or net income.

       The Company had several forward exchange contracts totaling $4.9 million (notional amounts) outstanding at December 31, 1998. See Note D of Notes to Condensed Consolidated Financial Statements.


PROVISION FOR INCOME TAXES

       The effective income tax rate in the three and six months ended December 31, 1998 was 35%, as the Company recorded a provision for income taxes on its operating income in the first six months of fiscal year 1999. This compares to a 0% effective income tax rate for the same periods a year ago, as the Company did not recognize benefits for income taxes on its operating loss in the six months ended December 31, 1997.

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


LIQUIDITY AND CAPITAL RESOURCES

          At December 31, 1998, cash and cash equivalents were $36.4 million, compared with cash and cash equivalents of $49.1 million at June 30, 1998. The decrease in cash and cash equivalents is principally due to the payment of taxes and other costs related to the Retail sale and fourth quarter fiscal 1998 restructuring related items, the Company's stock repurchase program and other cash used in operating activities for the six months ended December 31, 1998.

       Net cash used in operating activities was $9.4 million in the six months ended December 31, 1998, compared with net cash provided by operating activities of $2.5 million in the six months ended December 31, 1997. In fiscal year 1998, the Company amortized software development costs, resulting in $3.6 million of software amortization during the six months ended December 31, 1997. During the six months ended December 31, 1998, the Company did not capitalize, nor amortize software development costs. The remaining increase in net cash used in operating activities was primarily due to income taxes and other expenses paid related to the gain on the sale of the Company's Retail Business and fourth quarter fiscal 1998 restructuring related items. These amounts were offset by the increase in operating income during the six months ended December 31, 1998, as compared to the prior year.

       Net cash used in investing activities was $0.2 million in the six months ended December 31, 1998, compared with $2.6 million in the six months ended December 31, 1997. The decrease in net cash used in investing activities was primarily due to the decrease in additions to computer software during the six months ended December 31, 1998 as compared to the same period last year. The Company did not capitalize software development costs during the six months ended December 31, 1998. At December 31, 1998, the Company did not have any material capital expenditure commitments. However, the Company plans to consolidate its London sales office and is currently seeking a subtenant for part of the space. The Company is expecting to spend approximately $700,000 for renovation of the office space.

          Total assets were $73.1 million at December 31, 1998, compared with total assets of $88.7 million at June 30, 1998. Working capital as of December 31, 1998 was $27.8 million, compared with $29.5 million as of June 30, 1998. The decrease in total assets from June 30, 1998 to December 31, 1998 was primarily due to the decline in cash and cash equivalents during the six months ended December 31, 1998. The decrease in working capital was primarily due to the decrease in cash and cash equivalents, offset by the decrease in accrued liabilities primarily due to payment of taxes and other accruals related to the Retail Business sale and payment of fourth quarter fiscal 1998 restructuring related items.

          The Company has a $10 million credit agreement which matures on October 1, 2000. Borrowings are secured by accounts receivable and the credit agreement contains covenants regarding among other things, earnings leverage, net worth and payment of dividends. Under the terms of the agreement, the Company is not permitted to pay cash dividends on its common stock. Permitted borrowings available as of December 31, 1998 under this credit agreement were $10 million, of which approximately $1.2 million was outstanding. Borrowings available at any time are based on the lower of $10 million or a percentage of worldwide accounts receivable and cash. At December 31, 1998, the interest rate varied between 1.5% and 2.7%.

          Separately, in August 1997, one of the Company's European subsidiaries entered into a $1.2 million loan agreement which matures on June 30, 2000. The Company had outstanding borrowings of $0.7 million under this agreement at December 31, 1998. The interest rate was 12.5% at December 31, 1998.

          In September 1998, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding Common Stock. Pursuant to this repurchase program, the Company has repurchased 617,850 shares of the Company's Common Stock for a total cost of approximately $2,834,800, as of February 5, 1999. The Company may buy shares of its Common Stock on the open market or in privately negotiated transactions from time to time, based on market prices.

          The Company believes that the combination of present cash balances and amounts available under credit facilities will be sufficient to meet the Company's currently anticipated cash requirements for at least the next twelve months. The foregoing statement is a "forward looking statement" within the meaning of the Securities and Exchange Act of 1934. The extent to which such sources will be sufficient to meet the Company's anticipated cash requirements is subject to a number of uncertainties including the ability of the Company's operations to generate sufficient cash to support operations, and other uncertainties described in "Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations - Safe Harbor Statement."


MARKET SENSITIVITY ANALYSIS

          The Company is exposed to market risk from changes in foreign exchange and interest rates. To reduce the risk from changes in foreign exchange rates, the Company selectively uses financial instruments. The Company does not hold or issue financial instruments for trading purposes.

          The Company at various times denominates borrowings in foreign currencies and enters into forward exchange contracts to hedge exposures related to foreign currency transactions. The Company does not use any other types of derivatives to hedge such exposures nor does it speculate in foreign currency. In general, the Company uses forward exchange contracts to hedge against large selective transactions that present the most exposure to exchange rate fluctuations. At December 31, 1998 and June 30, 1998, the Company had forward contracts of approximately $4.9 million and $3.1 million (notional amounts), respectively, denominated in foreign currencies. The contracts outstanding at December 31, 1998 mature through April 16, 1999 and are intended to hedge various foreign currency commitments due from foreign subsidiaries and the Company's distributors. Due to the short term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amounts at December 31, 1998 and June 30, 1998.

          Gains and losses on the forward contracts are largely offset by gains and losses on the underlying exposure. The Company conducts business in approximately 15 foreign currencies, predominately British pounds, French francs and Japanese yen. A hypothetical 10 percent appreciation of the U.S. dollar from December 31, 1998 market rates would increase the unrealized value of the Company's forward contracts and a hypothetical 10 percent depreciation of the U.S. dollar from December 31, 1998 market rates would decrease the unrealized value of the Company's forward contracts. In either scenario, the gains or losses on the forward contracts would be largely offset by the gains or losses on the underlying transactions.

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

YEAR 2000


          The following discussion contains information regarding Year
2000 readiness, and constitutes a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Readiness Disclosure Act.

          Many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results. Programs that will operate in the Year 2000 unaffected by the change in year from 1999 to 2000 are referred to herein as "Year 2000 compliant". Certain portions of the discussion set forth below contain "forward looking statements" within the meaning of the Securities and Exchange Act of 1934, as amended, including, but not limited to, those relating to the Year 2000 compliance of the Company's products and systems, future costs to remediate Year 2000 issues, the timetable in which such remediation is to occur, the alternatives available to the Company to become fully Year 2000 compliant, the Company's mission critical requirements and the impact on the Company of an inability of it or its key suppliers to become fully Year 2000 compliant. Actual results could differ materially from those in the forward looking statement due to a number of uncertainties set forth below.

          The Company has tested and modified the most current versions of its products to be Year 2000 compliant. The Company believes that all of its current client/server products are Year 2000 compliant (including BudgetPLUS, Decision, DecisionWeb and FDC). The company has released new versions of its principal mainframe products that are Year 2000 compliant, except for one legacy product (the computer code is ready but the Company is currently in the process of identifying a beta site to complete the release process), and two components of a legacy product for which Year 2000 compliant versions are scheduled for release in late February, 1999. The Company has no plans to make earlier versions of its products Year 2000 compliant and has made substantial efforts to contact customers informing them of their decision. The Company will not renew maintenance contracts with these customers for periods after September, 1999.

          Not all of the Company's customers are running product versions that are Year 2000 compliant. The Company will continue to encourage these customers to migrate to its current product versions. Some of these customers may not be willing to migrate to current product versions because of the cost and time required to do so, including the need to rewrite custom applications which are not Year 2000 compliant. For non-compliant customers that have maintenance contracts, the Company intends to ship the latest version of its products to ensure their compliance. A significant portion of the Company's maintenance revenue in fiscal year 1998 was derived from customers running versions of the Company's products which are not Year 2000 compliant; however, customers paying maintenance are entitled to obtain Year 2000 compliant versions of licensed products at no additional cost.

          The Company incorporates a number of software tools into its products. The Company has performed limited testing of the current versions of these software tools as part of the testing of its products and believes they are Year 2000 compliant. In addition, with respect to certain of these software tools, the Company has received written representations or warranties from the vendor that these products are Year 2000 compliant. Nevertheless, if one of the databases supported by the Company is not fully Year 2000 compliant, sales of the Company's products could be impacted.

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

          The Company has developed a plan to determine whether its vendors, distributors and leased facilities (all of which are referred to as "Third Party Suppliers") are Year 2000 compliant. The plan includes the identification of principal Third Party Suppliers, including those which are mission critical, contact with those Third Party Suppliers to determine their level of Year 2000 compliance, review of materials provided or published by Third Party Suppliers regarding their Year 2000 compliance efforts and, with respect to mission critical Third Party Suppliers, some form of additional verification of compliance and internal testing. The Company initiated this process before the end of calendar year 1998. Alternative Third Party Suppliers will be identified and contingency plans developed for those not expected to be Year 2000 compliant by mid-calendar year 1999. The Company believes it has a limited number of mission critical Third Party Suppliers and believes that there are multiple alternatives for its mission critical requirements, including handling certain of these functions internally.

          The Company has completed the assessment of its principal internal information technology systems for Year 2000 compliance. With respect to these eight principal systems, the Company has upgraded five of these systems with Year 2000 compliant versions. The Company is replacing one of the remaining three systems with new third party software, and is currently implementing that system. The Company has determined that the system to be replaced could be made Year 2000 compliant in the event the replacement system cannot be implemented in a timely fashion. Using internal personnel, the Company plans to modify the two remaining internal systems to make these Year 2000 compliant. The Company has started the modification process and has scheduled completion by mid-calendar year 1999. The Company actively monitors progress on these project. In the event that these systems cannot be modified in a timely fashion, the Company will concentrate its efforts on mission critical revisions. The Company also believes that certain of these systems could be replaced with new third party systems which are Year 2000 compliant, although the time required to implement a new system or the additional costs could be significant.

          The Company has engaged a third party to assess the Company's personal computer and network hardware and software for Year 2000 compliance and to help develop a plan to make necessary modifications. The assessment began in the fourth quarter of calendar year 1998. Completion of this project is scheduled for the first half of calendar year 1999. Since the Company continuously upgrades its hardware and software as part of its normal business, much of the older hardware and software is likely to be eliminated prior to the Year 2000. The Company has contingency plans in the event that these systems cannot be remediated in a timely fashion through the replacement of older equipment.

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

          Most of the costs incurred by the Company to date on Year 2000 compliance issues have been internal staff costs and costs relating to normal product upgrades. The Company estimates that it has spent approximately $600,000 in the current fiscal year through December 31, 1998 on personnel, upgrades and consulting, which are directly or indirectly related to Year 2000 compliance. The Company presently expects that its future costs relating to Year 2000 compliance for periods after December 31, 1998, including replacement systems, will be between $0.7 million and $1.9 million. The Company would have incurred many of the costs for these efforts in any event because of the normal process of product and equipment upgrades. These cost estimates are subject to a number of uncertainties, which could result in actual costs exceeding the estimated amounts including, but not limited to, undetected errors or defects discovered in connection with the remediation process or unanticipated difficulties in completing the remediation in a timely fashion, resulting in the need to either replace more of the systems than originally expected and/or hire more personnel or third party firms to assist in the remediation process.

          Some commentators have stated that a significant amount of litigation will arise out of Year 2000 compliance issues. While the Company believes that its efforts to address Year 2000 issues for which it is responsible should be successful, a description of its most reasonably likely worst case Year 2000 scenarios have been described above. In addition, it is possible that there will be undetected errors or defects associated with Year 2000 date functions in the Company's current products and internal systems or those of its key vendors. If any of the foregoing scenarios should occur, it is possible that the Company could be involved in litigation. Further, although the Company does not believe that it has any obligation to continue to support prior versions of its products after the termination of maintenance contracts covering those products, nor any obligation to make prior versions of its products, including custom applications written by the Company, Year 2000 compliant, it is possible that its customers may take a contrary position and initiate litigation. Because of the unprecedented nature of the litigation in this area, it is uncertain how the Company may be affected by it. In the event of such litigation or the occurrence of one or more of the most reasonably likely worst case scenarios, the Company's revenues, net income or financial condition could be materially adversely affected.


SAFE HARBOR STATEMENT

          Certain information in this Form 10-Q contains "forward looking statements" within the meaning of the Securities Exchange Act of 1934, including those concerning the Company's future results and strategy. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to, the demand for the Company's products and services; the size, timing and recognition of revenue from significant orders; increased competition; the Company's success in and expense associated with developing, introducing and shipping new products; new product introductions and announcements by the Company's competitors; changes in Company strategy; product life cycles; the cost and continued availability of third party software and technology incorporated into the Company's products; the impact of rapid technological advances, evolving industry standards and changes in customer requirements, including the impact on the Company's revenues of the release by Microsoft of an OLAP database; the impact of recent transitional changes in North American and international management and sales personnel; cancellations of maintenance and support agreements; software defects; changes in operating expenses; variations in the amount of cost savings anticipated to result from cost reduction actions; the impact of cost reduction actions on the Company's operations; fluctuations in foreign exchange rates; the impact of undetected errors or defects associated with Year 2000 date functions on the Company's current products and internal systems; the ability of the Company to generate sufficient future taxable income or to execute available tax strategies required to realize deferred tax assets; economic conditions generally or in specific industry segments; risks inherent in seeking and consummating acquisitions, including the diversion of management attention to the assimilation of the operations and personnel of acquired businesses, the ability of the Company to successfully integrate acquired businesses and the impact on the Company's results and financial condition from debt issued, liabilities acquired and additional expenses incurred in connection with such acquisitions. In addition, a significant portion of the Company's revenue in any quarter is typically derived from non-recurring license fees, a substantial portion of which is booked in the last month of a quarter. Since the purchase of the Company's products is relatively discretionary and generally involves a significant commitment of capital, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled. Further, the Company's expense levels are based, in part, on its expectations as to future revenue and a significant portion of the Company's expenses do not vary with revenue. As a result, if revenue is below expectations, results of operations are likely to be materially adversely affected.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations"


PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on November 23, 1998. There were two matters voted on, which were the election of nine directors and approval of the 1998 Global Employee Stock Option Plan. The following table sets forth the results of the matters voted on. All director nominees were elected and the 1998 Global Employee Stock Option Plan was approved.


                                    Votes For      Votes Against      Abstained      Broker Non-Votes
                                    ---------      -------------      ---------      ----------------
Election of Directors
Nominees:
Geoffrey B. Bloom                   9,093,625                  -        318,588                     -
Daniel T. Carroll                   9,100,165                  -        312,048                     -
Richard L. Crandall                 9,100,315                  -        311,898                     -
Stanley R. Day                      9,082,975                  -        329,238                     -
W. John Driscoll                    9,098,435                  -        313,778                     -
Dennis G. Ganster                   9,110,179                  -        302,034                     -
Kathryn A. Jehle                    9,107,418                  -        304,795                     -
Alan G. Merten                      9,091,248                  -        320,965                     -
John F. Rockart                     9,106,225                  -        305,988                     -

Approval of 1998 Global
Employee Stock Option Plan          4,001,832            501,671        129,058             4,779,652


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibit included with this Form 10-Q is set forth on the Index to Exhibits.

(b) Reports on Form 8-K.

    There were no reports on Form 8-K filed during the quarter ended December 31, 1998.

                                    SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:  FEBRUARY 16,  1999                   COMSHARE, INCORPORATED
                                                  (Registrant)




                                             /s/ Kathryn A. Jehle
                                            ---------------------

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