Form 10-Q
period 1999-03-31
COMSHARE INC
filed 1999-05-17
CIK 201513

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



        X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       ---           OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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
Yes X  No
   ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of MARCH 31, 1999.

                                                                             OUTSTANDING AT
                      CLASS OF COMMON STOCK                                  MARCH 31, 1999
                      ---------------------                                  --------------

                          $1.00 PAR VALUE                                   9,553,919 SHARES

                             COMSHARE, INCORPORATED

                                      INDEX


                                                                                                       Page No.
PART I - FINANCiAL INFORMATION


     ITEM 1. FINANCIAL STATEMENTS


         Condensed Consolidated Statement of Operations and Comprehensive
             Income for the Three and Nine Months Ended March 31, 1999 and 1998..........................3


         Condensed Consolidated Balance Sheets as of
             March 31, 1999 and June 30, 1998............................................................4


         Condensed Consolidated Statement of Cash Flows for the
             Nine Months Ended March 31, 1999 and 1998...................................................6


         Notes to Condensed Consolidated Financial Statements............................................7


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.........................................................9


     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................17


PART II - OTHER INFORMATION

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...........................................................17



    Signature...........................................................................................18


    INDEX TO EXHIBITS...................................................................................19

PART I. - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS


                             COMSHARE, INCORPORATED
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                (unaudited; in thousands, except per share data)

                                                   Three Months Ended      Nine Months Ended
                                                       March 31,               March 31,
                                                    1999       1998        1999        1998
                                                    ----       ----        ----        ----
REVENUE
     Software licenses                           $  5,361    $  8,878    $ 17,596    $ 25,546
     Software maintenance                           6,362       8,849      19,984      25,678
     Implementation, consulting
          and other services                        3,075       5,571      11,302      16,369
                                                 --------    --------    --------    --------
TOTAL REVENUE                                      14,798      23,298      48,882      67,593

COSTS AND EXPENSES
     Selling and marketing                          5,995       9,831      19,562      29,668
     Cost of revenue and support                    5,967       7,476      18,836      21,715
     Internal research and product development      2,353       3,116       6,730       9,254
     General and administrative                     2,265       2,819       6,324       8,650
     Restructuring and unusual charges               --          --          --         1,614
                                                 --------    --------    --------    --------
TOTAL COSTS AND EXPENSES                           16,580      23,242      51,452      70,901
                                                 --------    --------    --------    --------

INCOME (LOSS) FROM OPERATIONS                      (1,782)         56      (2,570)     (3,308)

OTHER INCOME (EXPENSE)
     Interest income                                  429         112       1,510         377
     Interest expense                                 (50)       (111)       (189)       (377)
     Exchange gain (loss)                             (19)         16          27         (41)
                                                 --------    --------    --------    --------
TOTAL OTHER INCOME (EXPENSE)                          360          17       1,348         (41)

INCOME (LOSS) BEFORE TAXES                         (1,422)         73      (1,222)     (3,349)
Provision for income taxes                           --          --            68        --
                                                 --------    --------    --------    --------

NET INCOME (LOSS)                                $ (1,422)   $     73    $ (1,290)   $ (3,349)
                                                 ========    ========    ========    ========

OTHER COMPREHENSIVE INCOME (LOSS)
     Currency translation adjustment                 (743)         77        (362)        (38)
                                                 --------    --------    --------    --------
COMPREHENSIVE INCOME (LOSS)                      $ (2,165)   $    150    $ (1,652)   $ (3,387)
                                                 ========    ========    ========    ========

SHARES USED IN BASIC EPS COMPUTATION                9,528       9,902       9,748       9,888
                                                 ========    ========    ========    ========

SHARES USED IN DILUTED EPS COMPUTATION              9,528       9,989       9,748       9,888
                                                 ========    ========    ========    ========

NET INCOME (LOSS)  PER COMMON SHARE -
     BASIC AND DILUTED EPS                       $  (0.15)   $   0.01    $  (0.13)   $  (0.34)
                                                 ========    ========    ========    ========

      See accompanying notes to condensed consolidated financial statements.

                          COMSHARE, INCORPORATED
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (in thousands)

                                                 March 31,  June 30,
                                                  1999       1998
                                                  ----       ----
ASSETS                                         (unaudited) (audited)

CURRENT ASSETS
     Cash and cash equivalents                   $34,716   $49,102
     Accounts receivable, net                     16,327    21,354
     Deferred income taxes                         1,256     1,256
     Prepaid expenses and other current assets     2,117     3,322
                                                 -------   -------

          Total current assets                    54,416    75,034

PROPERTY AND EQUIPMENT, at cost
     Computers & other equipment                  11,183    16,781
     Leasehold improvements                        2,436     2,293
                                                 -------   -------
                                                  13,619    19,074

     Less - Accumulated depreciation              11,194    15,792
                                                 -------   -------

     Property and equipment, net                   2,425     3,282


GOODWILL, net                                      1,411     1,500

DEFERRED INCOME TAXES                              5,377     5,377

OTHER ASSETS                                       3,968     3,499
                                                 -------   -------

          TOTAL ASSETS                           $67,597   $88,692
                                                 =======   =======

         See accompanying notes to condensed consolidated financial statements.

                          COMSHARE, INCORPORATED
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (in thousands)


                                                            March 31,    June 30,
                                                               1999       1998
                                                               ----       ----
LIABILITIES AND SHAREHOLDERS' EQUITY                       (unaudited)  (audited)
  CURRENT LIABILITIES
     Current portion of long-term debt                      $    557    $  1,238
     Accounts payable                                          8,085      14,398
     Accrued liabilities:
        Payroll                                                2,758       2,964
        Taxes                                                  1,010       5,035
        Other                                                  4,166       7,034
                                                            --------    --------
          Total accrued liabilities                            7,934      15,033

     Deferred revenue                                         11,561      14,834
                                                            --------    --------

               TOTAL CURRENT LIABILITIES                      28,137      45,503

LONG-TERM DEBT                                                 2,066       1,434
OTHER LIABILITIES                                              2,822       3,350

SHAREHOLDERS' EQUITY
    Capital stock:
        Preferred stock, no par value;
        authorized 5,000,000 shares; none issued                --          --
        Common stock, $1.00 par value;
        authorized 20,000,000 shares; outstanding
         9,553,919 shares as of  March 31, 1999
        and 10,003,167 shares as of June 30, 1998              9,554      10,003

     Capital contributed in excess of par                     38,509      40,335
     Retained deficit                                         (8,640)     (7,350)
     Accumulated other comprehensive income                   (4,394)     (4,032)
                                                            --------    --------
                                                              35,029      38,956
     Less - Notes receivable                                     457         551
                                                            --------    --------
          Total shareholders' equity                          34,572      38,405
                                                            --------    --------

               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 67,597    $ 88,692
                                                            ========    ========

     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (unaudited; in thousands)

                                                                         Nine Months Ended
                                                                            March 31,
                                                                       --------------------
                                                                           1999      1998
                                                                           ----      ----
OPERATING ACTIVITIES
     Net loss                                                          $ (1,290)   $ (3,349)
     Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities:
         Depreciation and amortization                                    1,601       6,809
         Changes in operating assets and liabilities:
              Accounts receivable                                         4,942      (1,144)
              Prepaid expenses and other assets                             611         240
              Accounts payable                                           (6,392)       (165)
              Accrued liabilities                                        (6,959)        875
              Deferred revenue                                           (3,271)        148
              Other liabilities                                            (487)       (120)
                                                                       --------    --------
                 Net cash provided by (used in) operating activities    (11,245)      3,294

INVESTING ACTIVITIES
     Additions to computer software                                        --        (5,141)
     Payments for property and equipment                                 (1,024)       (337)
     Other                                                                  472       1,148
                                                                       --------    --------
                 Net cash used in investing activities                     (552)     (4,330)

FINANCING ACTIVITIES
     Net repayments under notes payable                                    (704)     (3,868)
     Net borrowings under debt agreements
       and capital lease obligations                                        572       6,097
     Stock repurchased                                                   (2,835)       --
     Stock options exercised                                               --           746
     Other                                                                  655         (86)
                                                                       --------    --------
                 Net cash provided by (used in) financing activities     (2,312)      2,889

EFFECT OF EXCHANGE RATE CHANGES                                            (277)       (216)
                                                                       --------    --------

NET INCREASE (DECREASE)  IN CASH                                        (14,386)      1,637

CASH AT BEGINNING OF PERIOD                                              49,102      11,651
                                                                       --------    --------

CASH AT END OF PERIOD                                                  $ 34,716    $ 13,288
                                                                       ========    ========

SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                                               $     59    $    184
                                                                       ========    ========

  Cash paid for income taxes                                           $  3,792    $    579
                                                                       ========    ========


         See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - GENERAL INFORMATION

       The condensed consolidated financial statements included herein have been prepared by Comshare, Incorporated (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's most recent annual report on Form 10-K. Certain amounts in the fiscal 1998 financial statements have been reclassified to conform with fiscal 1999 presentations.

       In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, required to present fairly its consolidated statement of operations and comprehensive income for the three and nine months ended March 31, 1999 and 1998, the consolidated balance sheet as of March 31, 1999 and the consolidated statement of cash flows for the nine months ended March 31, 1999 and 1998.

       The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected in future quarters or the full fiscal year. The software industry is generally characterized by seasonal trends.


NOTE B - COMPUTER SOFTWARE

       In prior years, the costs of developing and purchasing new software products and enhancements to existing software products were capitalized after technological feasibility was established. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs required considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic product lives and changes in software and hardware technology. In the last several years, product upgrades for the Company's products are being released by the Company on a more rapid basis. The rapid increase in product version updates has led to an almost continuous product development cycle and has reduced the time between establishing technological feasibility and general release to the public. In the current and future years, based on continuous product life cycles noted, the period between establishing technological feasibility and the general availability of such software will be short, and software costs qualifying for capitalization will be insignificant. Accordingly, the Company has not capitalized any software development costs during the nine months ended March 31, 1999 and will not capitalize future software development costs.


NOTE C - BORROWINGS

       The Company has a $10 million credit agreement which matures on October 1, 2000. Borrowings are secured by accounts receivable and the credit agreement contains covenants regarding among other things, earnings leverage, net worth and payment of dividends. Under the terms of the agreement, the Company is not permitted to pay cash dividends on its common stock. Permitted borrowings available as of March 31, 1999 under this credit agreement were $10 million, of which $1.9 million was outstanding. Borrowings available at any time are based on the lower of $10 million or a percentage of worldwide eligible accounts receivable and cash. At March 31, 1999, the interest rate on borrowings denominated in Japanese Yen, which were used to hedge Japanese Yen based receivables, varied between 1.2% and 2.2%.

       Separately, in August 1997, the Company's European subsidiary entered into a $1.2 million loan agreement which matures on June 30, 2000. The Company had outstanding borrowings of $0.5 million under this agreement at March 31, 1999. The interest rate was 12.5% at March 31, 1999.

                             COMSHARE, INCORPORATED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE D - FINANCIAL INSTRUMENTS

          The Company at various times enters into forward exchange contracts to hedge certain exposures related to identifiable foreign currency transactions that are relatively certain as to both timing and amount. Gains and losses on the forward contracts are recognized concurrently with the gains and losses from the underlying transactions. The forward exchange contracts used are classified as "held for purposes other than trading." The Company does not use any other types of derivative financial instruments to hedge such exposures, nor does it use derivatives for speculative purposes. At March 31, 1999 and June 30, 1998, the Company had forward foreign currency exchange contracts outstanding of approximately $4.4 million and $3.1 million (notional amounts), respectively, denominated in foreign currencies. The contracts outstanding at March 31, 1999 mature at various dates through July 16, 1999 and are intended to hedge various foreign currency commitments due from the Company's distributors. Due to the short term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amounts at March 31, 1999 and June 30, 1998.


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

          The Company adopted SFAS No. 130, "Reporting Comprehensive Income" during the quarter ended September 30, 1998. The Company has currency translation adjustments for the three and nine months ended March 31, 1999 and March 31, 1998, which are defined as comprehensive income by SFAS No. 130.


NOTE F - DILUTED EPS COMPUTATION

          Shares used in the diluted EPS computation are identical to the shares used in the basic EPS computation, as the Company's potentially dilutive stock options all have exercise prices above the average market price of the Company's common stock for the three and nine months ended March 31, 1999. As of March 31, 1999, there were 1,004,897 options issued and outstanding with exercise prices ranging from $3.4375 to $27.50.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          The following discussion and analysis sets forth information for the three and nine months ended March 31, 1999, compared to the three and nine months ended March 31, 1998. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.


RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain financial data as a percentage of total revenue.

                                                         Three Months Ended              Nine Months Ended
                                                               March 31,                      March 31,
                                                       -----------------------        ------------------------
                                                        1999           1998            1999           1998
                                                        ----           ----            ----           ----
REVENUE
   Software licenses                                      36.2 %         38.1  %         36.0 %          37.8 %
   Software maintenance                                   43.0           38.0            40.9            38.0
   Implementation, consulting and other services          20.8           23.9            23.1            24.2
                                                         -----          -----           -----           -----
       Total revenue                                     100.0          100.0           100.0           100.0

COSTS AND EXPENSES
   Selling and marketing                                  40.5           42.2            40.0            43.9
   Cost of revenue and support                            40.3           32.1            38.5            32.1
   Internal research and product development              15.9           13.4            13.8            13.7
   General and administrative                             15.3           12.1            12.9            12.8
   Restructuring and unusual charges                         -              -               -             2.4
                                                         -----          -----           -----           -----
        Total costs and expenses                         112.0           99.8           105.2           104.9

INCOME (LOSS) FROM OPERATIONS                            (12.0)           0.2            (5.2)           (4.9)

OTHER INCOME (EXPENSE)
   Interest income                                         2.9            0.5             3.1             0.6
   Interest expense                                       (0.3)          (0.5)           (0.4)           (0.6)
   Exchange gain (loss)                                   (0.1)           0.1             0.1            (0.1)
                                                         -----          -----          ------           -----
        Total other income (expense)                       2.5            0.1             2.8            (0.1)

INCOME (LOSS) BEFORE TAXES                                (9.5)           0.3            (2.4)           (5.0)

Provision for income taxes                                   -              -             0.1               -
                                                         -----          -----          ------           -----

NET INCOME (LOSS)                                         (9.5)%          0.3  %         (2.5)%          (5.0)%
                                                         =====          =====          ======           =====

REVENUE

                                                           Three Months Ended       Percent        Nine Months Ended      Percent
                                                                March 31,           Change             March 31,          Change
                                                         -----------------------   --------     -----------------------  --------
                                                           1999         1998                       1999         1998
                                                           ----         ----                       ----         ----
                                                             (in thousands)                         (in thousands)
REVENUE
     Software licenses                                     $ 5,361      $ 8,878      (39.6) %    $ 17,596     $ 25,546     (31.1)%
     Software maintenance                                    6,362        8,849      (28.1)        19,984       25,678     (22.2)
     Implementation, consulting and other services           3,075        5,571      (44.8)        11,302       16,369     (31.0)
                                                          --------     --------                  --------     --------

            TOTAL REVENUE                                 $ 14,798     $ 23,298      (36.5) %    $ 48,882     $ 67,593     (27.7)%
                                                          ========     ========                  ========     ========

          Total revenue decreased 36.5% and 27.7% in the three and nine months ended March 31, 1999, compared to the prior year primarily due to the Company's sale of its Retail Business during June, 1998, as well as the sale of the Company's French and German operations and their conversion to distributor operations, during the quarter ended December 31, 1998. As a result of the sales noted above, software license revenue, software maintenance revenue and implementation, consulting and other services revenue were negatively impacted. Without the revenue from the Retail Business and reflecting revenue from the Company's French and German operations on a consistent basis ("on a comparable basis"), total revenue decreased 12.6% in the three months ended March 31, 1999, compared to the prior year and was flat during the nine months ended March 31, 1999, as compared to the prior year.

          On a comparable basis, software license fees were $6.4 million and $17.7 million for the three and nine months ended March 31, 1998, respectively. The decrease in license fees for the three months ended March 31, 1999, on a comparable basis, was primarily due to turnover in the sales force, resulting in an inexperienced sales force, and the impact of Year 2000 on companies' spending for enterprise software. Many analyst believe that the Year 2000 phenomenon will have a negative impact on the purchase of many software applications during calendar year 1999 and early calendar year 2000, as a result of companies focusing their efforts and financial resources to bring existing systems Year 2000 compliant.

          On a comparable basis, software maintenance revenue was $6.7 million and $19.5 million for the three and nine months ended March 31, 1998. The Company experienced growth in maintenance revenue from newer products, primarily BudgetPLUS and Decision, offset by a decline in maintenance revenue from older desktop products and mainframe software. On a comparable basis, mainframe software maintenance revenue represented 12.7% and 13.5% of total software maintenance revenue for the three and nine months ended March 31, 1999, and 19.5% and 21.2% for the three and nine months ended March 31, 1998, respectively. Mainframe software maintenance revenue decreased 38.7% and 36.8% in the three and nine months ended March 31, 1999 compared to last year primarily due to mainframe maintenance cancellations and continued migration to client/server platforms. Mainframe software maintenance revenue is expected to continue to decline.

          On a comparable basis, implementation, consulting and other services revenue was $3.8 million and $10.7 million for the three and nine months ended March 31, 1998, respectively. The decrease in implementation, consulting and other services revenue for the three months ended March 31, 1999 compared to the prior year, on a comparable basis, is primarily due to the completion of several large long-term implementation and consulting engagements during the second quarter of fiscal 1999. These large engagements are also the primary reason for the increase in implementation, consulting and other services for the nine months ended March 31, 1999 compared to the prior year, on a comparable basis.

COSTS AND EXPENSES

                                                    Three Months Ended      Percent        Nine Months Ended      Percent
                                                          March 31,         Change             March 31,          Change
                                                   ----------------------  ---------    -----------------------  ---------
                                                     1999        1998                     1999         1998
                                                     ----        ----                     ----         ----
                                                      (in thousands)                        (in thousands)
COST AND EXPENSES
   Selling and marketing                             $ 5,995    $  9,831      (39.0) %   $ 19,562     $ 29,668      (34.1) %
   Cost of revenue and support                         5,967       7,476      (20.2)       18,836       21,715      (13.3)
   Internal research and product development           2,353       3,116      (24.5)        6,730        9,254      (27.3)
   General and administrative                          2,265       2,819      (19.7)        6,324        8,650      (26.9)
                                                    --------    --------                 --------     --------

     Total costs and expenses
     before restructuring and unusual charges         16,580      23,242      (28.7)       51,452       69,287      (25.7)

   Restructuring and unusual charges                       -           -      *                 -        1,614       *
                                                    --------    --------                 --------     --------

           TOTAL COSTS AND EXPENSES                 $ 16,580    $ 23,242      (28.7) %   $ 51,452     $ 70,901      (27.4) %
                                                    ========    ========                 ========     ========

   *   % not meaningful.


       Total expenses decreased 28.7% and 27.4% in the three and nine months ended March 31, 1999 compared to the prior year due to the Company's sale of its Retail Business during June, 1998, as well as the sale of the Company's French and German operations and their conversion to distributor operations, during the quarter ended December 31, 1998. As a result of these sales, all operating costs were favorably impacted, with the exception of the unusual charge. On a comparable basis, total costs and expenses before restructuring and unusual charges were $18.2 million and $55.1 million for the three and nine months ended March 31, 1998, respectively. For the three and nine months ended March 31, 1999, the decrease from the same period a year ago is primarily due to the streamlining of the sales management structure, general consolidation and lower facility costs. For the nine months ended March 31, 1999, these cost reductions were offset by increased consulting services provided and production and distribution fees.



OTHER INCOME AND EXPENSE

                                                     Three Months Ended            Nine Months Ended
                                                          March 31,                    March 31,
                                                    ----------------------       ----------------------
                                                      1999        1998             1999         1998
                                                      ----        ----             ----         ----
                                                       (in thousands)               (in thousands)
OTHER INCOME (EXPENSE)
    Interest income                                    $ 429        $ 112          $ 1,510       $ 377
    Interest expense                                     (50)        (111)            (189)       (377)
    Exchange gain (loss)                                 (19)          16               27         (41)
                                                       -----        -----          -------       -----

         TOTAL OTHER INCOME (EXPENSE)                  $ 360        $  17          $ 1,348       $ (41)
                                                       =====        =====          =======       =====


          Interest income increased in the three and nine months ended March 31, 1999 primarily due to higher average cash balances as a result of the cash received from the Company's sale of its Retail Business.

FOREIGN CURRENCY

          For the three and nine months ended March 31, 1999, 46.8% and 50.6% of the Company's total revenue was from outside North America compared with 52.9% and 53.7% for the three and nine months ended March 31, 1998. Most of the Company's international revenue is denominated in foreign currencies. The Company recognizes currency transaction gains and losses in the period of occurrence. As currency rates are constantly changing, these gains and losses can, at times, fluctuate greatly. The Company's future operating results may be adversely impacted by the overall strengthening of the U.S. dollar against foreign currencies of countries where the Company conducts business; conversely, future operating results may be favorably impacted by an overall weakening of the U.S. dollar against foreign currencies. For the three and nine months ended March 31, 1999, foreign currency fluctuations did not have a material impact on the Company's revenues, operating expenses or net income.

       The Company had several forward exchange contracts totaling $4.4 million (notional amounts) outstanding at March 31, 1999. See Note D of Notes to Condensed Consolidated Financial Statements.


PROVISION FOR INCOME TAXES

       The Company did not recognize benefits for income taxes on its operating loss for the three months ended March 31, 1999. During the first six months of fiscal 1999 the effective income tax rate was 34%. This compares to a 0% effective income tax rate for the same periods a year ago.

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


LIQUIDITY AND CAPITAL RESOURCES

          At March 31, 1999, cash and cash equivalents were $34.7 million, compared with cash and cash equivalents of $49.1 million at June 30, 1998. The decrease in cash and cash equivalents is principally due to the payment of taxes and other costs related to the Retail sale and fourth quarter fiscal 1998 restructuring related items, the Company's stock repurchase program and other cash used in operating activities for the nine months ended March 31, 1999.

       Net cash used in operating activities was $11.2 million in the nine months ended March 31, 1999, compared with net cash provided by operating activities of $3.3 million in the nine months ended March 31, 1998. In fiscal year 1998, the Company amortized software development costs, resulting in $5.0 million of software amortization during the nine months ended March 31, 1998. During the nine months ended March 31, 1999, the Company did not capitalize, nor amortize software development costs. The remaining increase in net cash used in operating activities was primarily due to income taxes and other expenses paid related to the gain on the sale of the Company's Retail Business and fourth quarter fiscal 1998 restructuring related items.

       Net cash used in investing activities was $0.6 million in the nine months ended March 31, 1999, compared with $4.3 million in the nine months ended March 31, 1998. The decrease in net cash used in investing activities was primarily due to the fact that the Company did not capitalize software development costs during the nine months ended March 31, 1999. At March 31, 1999, the Company did not have any material capital expenditure commitments.

          Total assets were $67.6 million at March 31, 1999, compared with total assets of $88.7 million at June 30, 1998. Working capital as of March 31, 1999 was $26.3 million, compared with $29.5 million as of June 30, 1998. The decrease in total assets from June 30, 1998 to March 31, 1999 was primarily due to the decline in cash and cash equivalents during the nine months ended March 31, 1999. The decrease in working capital was primarily due to the decrease in cash and cash equivalents, offset by the decrease in accrued liabilities primarily due to payment of taxes and other accruals related to the Retail Business sale and payment of fourth quarter fiscal 1998 restructuring related items.

          The Company has a $10 million credit agreement which matures on October 1, 2000. Borrowings are secured by accounts receivable and the credit agreement contains covenants regarding among other things, earnings leverage, net worth and payment of dividends. Under the terms of the agreement, the Company is not permitted to pay cash dividends on its common stock. Permitted borrowings available as of March 31, 1999 under this credit agreement were $10 million, of which approximately $1.9 million was outstanding. Borrowings available at any time are based on the lower of $10 million or a percentage of worldwide eligible accounts receivable and cash. At March 31, 1999, the interest rate on borrowings denominated in Japanese Yen, which were used to hedge Japanese Yen based receivables, varied between 1.2% and 2.2%.

          Separately, in August 1997, the Company's European subsidiary entered into a $1.2 million loan agreement which matures on June 30, 2000. The Company had outstanding borrowings of $0.5 million under this agreement at March 31, 1999. The interest rate was 12.5% at March 31, 1999.

       In September 1998, the Company's Board of Directors authorized the repurchase of the Company's outstanding Common Stock. Pursuant to this repurchase program, the Company repurchased 617,850 shares of the Company's Common Stock for a total cost of approximately $2,834,800, as of March 31, 1999. The Company has stopped purchasing outstanding Common Stock and at this time has no plans to purchase additional shares.

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

          The Company at various times denominates borrowings in foreign currencies and enters into forward exchange contracts to hedge exposures related to foreign currency transactions. The Company does not use any other types of derivatives to hedge such exposures nor does it speculate in foreign currency. In general, the Company uses forward exchange contracts to hedge against large selective transactions that present the most exposure to exchange rate fluctuations. At March 31, 1999 and June 30, 1998, the Company had forward contracts of approximately $4.4 million and $3.1 million (notional amounts), respectively, denominated in foreign currencies. The contracts outstanding at March 31, 1999 mature through July 16, 1999 and are intended to hedge various foreign currency commitments due from the Company's distributors. Due to the short term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amounts at March 31, 1999 and June 30, 1998.

          Gains and losses on the forward contracts are largely offset by gains and losses on the underlying exposure. The Company conducts business in approximately 15 foreign currencies, predominately British pounds and Japanese yen. A hypothetical 10 percent appreciation of the U.S. dollar from March 31, 1999 market rates would increase the unrealized value of the Company's forward contracts and a hypothetical 10 percent depreciation of the U.S. dollar from March 31, 1999 market rates would decrease the unrealized value of the Company's forward contracts. In either scenario, the gains or losses on the forward contracts would be largely offset by the gains or losses on the underlying transactions.

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

          The Company has tested and modified the most current versions of its products to be Year 2000 compliant. The Company believes that all of its current client/server products are Year 2000 compliant (including BudgetPLUS, Decision, DecisionWeb and FDC). The Company has released new versions of its principal mainframe products that are Year 2000 compliant. The Company has determined that one component of one mainframe product is not compliant and is evaluating options to address that issue. The Company has no plans to make earlier versions of its products Year 2000 compliant and has made substantial efforts to contact customers informing them of this decision. The Company will not renew maintenance contracts with these customers for periods after September, 1999.

          Not all of the Company's customers are running product versions that are Year 2000 compliant. The Company will continue to encourage these customers to migrate to its current product versions. Some of these customers may not be willing to migrate to current product versions because of the cost and time required to do so, including the need to rewrite custom applications which are not Year 2000 compliant. For non-compliant customers that have maintenance contracts, the Company is proactively shipping to its customers the latest version of its products to ensure their compliance. A significant portion of the Company's maintenance revenue in fiscal year 1998 was derived from customers running versions of the Company's products which are not Year 2000 compliant; however, customers paying maintenance are entitled to obtain Year 2000 compliant versions of licensed products at no additional cost.

          The Company incorporates a number of third party software tools into its products. The Company has performed limited testing of the current versions of these software tools as part of the testing of its products and believes they are Year 2000 compliant. In addition, with respect to certain of these software tools, the Company has received written representations or warranties from the vendor that these products are Year 2000 compliant. Nevertheless, if one of the databases supported by the Company is not fully Year 2000 compliant, sales of the Company's products could be impacted.

          If any of the Company's customers are unable to make their information technology systems Year 2000 compliant in a timely fashion, they may suspend further product purchases from the Company and renewal of maintenance contracts until their systems are Year 2000 compliant. Because the Company's customers are generally large and medium sized businesses and the Company has received numerous communications from customers about their Year 2000 compliance efforts, the Company expects most of its customers will become Year 2000 compliant in a timely fashion, although the Company is not in a position to monitor their progress. The Company also plans to provide extended support for its customers during early January 2000.

          The Company has developed and implemented a plan to determine whether its vendors, distributors and leased facilities (all of which are referred to as "Third Party Suppliers") are Year 2000 compliant. The plan includes the identification of principal Third Party Suppliers, including those which are mission critical, contact with those Third Party Suppliers to determine their level of Year 2000 compliance, review of materials provided or published by Third Party Suppliers regarding their Year 2000 compliance efforts and, with respect to mission critical Third Party Suppliers, some form of additional verification of compliance and internal testing. The Company initiated this process before the end of calendar year 1998. Alternative Third Party Suppliers have been or are being identified and contingency plans have been or are being developed for those not expected to be Year 2000 compliant by mid calendar year 1999. The Company believes it has a limited number of mission critical Third Party Suppliers for which it can reasonably arrange alternatives (excluding utilities and similar providers) and believes that there are multiple alternatives for most of its mission critical requirements, including handling certain of these functions internally. The Company has developed a disaster contingency plan for its corporate headquarters to maintain communications, computer and network access and limited helpline support for its customers in the event of a power failure.

          The Company has completed the assessment of its principal internal information technology systems for Year 2000 compliance. With respect to these eight principal systems, the Company has upgraded or replaced six of these systems with Year 2000 compliant versions. Using internal personnel, the Company plans to modify the two remaining internal systems to make these Year 2000 compliant. The Company has substantially completed the programming and is now testing these applications. These applications, as well as the client-server upgrade to the Company's financial accounting system are scheduled for completion by mid-calendar year 1999. The Company actively monitors progress on these projects. In the event that these systems cannot be modified in a timely fashion, the Company will concentrate its efforts on mission critical revisions. The Company also believes that certain of these systems could be replaced with new third party systems which are Year 2000 compliant, although the time required to implement a new system or the additional costs could be significant.

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

          The Company's non-information technology systems consist principally of telephone and data communication systems. The Company has completed the assessment of these systems for Year 2000 compliance. Remediation has begun and is scheduled for completion in mid calendar year 1999. If the Company's telephone and data communications systems cannot be remediated to become compliant, the Company will be required to replace those systems before the end of calendar year 1999. The Company believes that there are alternative providers of these systems which are Year 2000 compliant, but to date it has not explored the time required to implement a new system or the additional cost to the Company.

          Most of the costs incurred by the Company to date on Year 2000 compliance issues have been internal staff costs and costs relating to normal product upgrades. The Company estimates that it has spent approximately $1.2 million in the current fiscal year through March 31, 1999 on personnel, upgrades and consulting, which are directly or indirectly related to Year 2000 compliance. The Company presently expects that its future costs relating to Year 2000 compliance for periods after March 31, 1999, including replacement systems, will be between $0.6 million and $1.3 million. The Company would have incurred many of the costs for these efforts in any event because of the normal process of product and equipment upgrades. These cost estimates are subject to a number of uncertainties, which could result in actual costs exceeding the estimated amounts including, but not limited to, undetected errors or defects discovered in connection with the remediation process or unanticipated difficulties in completing the remediation in a timely fashion, resulting in the need to either replace more of the systems than originally expected and/or hire more personnel or third party firms to assist in the remediation process.

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

(B) Reports on Form 8-K.

    There were no reports on form 8-k filed during the quarter ended March 31, 1999.

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:  MAY 14,  1999                     COMSHARE, INCORPORATED
                                              (Registrant)




                                         /s/ Kathryn A. Jehle
                                         --------------------
                                         Kathryn A. Jehle
                                         Senior Vice President,
                                         Chief Financial Officer,
                                         Treasurer and Assistant Secretary

                                INDEX TO EXHIBITS



     EXHIBIT NO.                    DESCRIPTION
     -----------                    -----------

     10.01 First Amendment to the Benefit Adjustment Plan of Comshare, Incorporated

     27                             Financial Data Schedule