Form 10-K
period 1999-06-30
COMSHARE INC
filed 1999-09-28
CIK 201513

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

       [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from              to
                                                -------------   --------------
                          Commission File Number 0-4096

                             COMSHARE, INCORPORATED
             (Exact name of registrant as specified in its charter)

          MICHIGAN                                           38-1804887
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

                                     YES [X]  NO  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of August 31, 1999 based on $3.00 per share, the last sale price for the Common Stock on such date as reported on the NASDAQ Stock Market - National Market System, was approximately $27,639,000.

As of August 31, 1999 the Registrant had 9,642,033 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Document                                     Part of Form 10-K Report
         --------                                  into which it is incorporated
Portions of Proxy Statement for the                -----------------------------
1999 Annual Meeting of Shareholders                              III
(The "1999 Proxy Statement")

                                   UNDERTAKING

The Company will furnish any exhibit to this report on Form 10-K to a shareholder upon payment of 10 (cents) per page for photo copying, postage and handling expenses and upon written request made to:

                               Investor Relations
                             Comshare, Incorporated
                              555 Briarwood Circle
                               Ann Arbor, MI 48108

                                     PART I

ITEM 1.  BUSINESS

     This Business section contains forward looking statements that involve uncertainties. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to those discussed below, particularly in "Business-Uncertainties Related to Forward Looking Statements."


GENERAL

     Comshare, Incorporated and its subsidiaries (collectively referred to as "Comshare" or the "Company") develop, market and support client/server and web architected financial analytic applications software for management planning and control. The Company targets its products and services to the chief financial officer's ("CFO") organization across a broad range of industries, offering software for budgeting, consolidation, management reporting and performance measurement. Comshare's software is differentiated by its robust multi-dimensional guided analysis capabilities, which allow end-users to quickly identify and analyze problem areas, particularly in very large databases. The Company's software products enable the enterprise-wide integration of data from multiple data sources, complementing underlying transaction systems. The Company delivers complete software solutions by providing implementation, consulting, training and support services in addition to its software products.


BUSINESS STRATEGY

     The Company's objective is to be a leading software provider of management planning and control applications. The key elements of the Company's strategy include the following:

1. Focus on management planning and control applications which complement Enterprise Resource Planning (ERP) systems by bringing the data captured in ERP systems to management in a form that can be understood and acted upon. Management planning and control encompasses the full management cycle of strategic planning, budgeting, forecasting and management reporting.

2. Differentiate Comshare products with best-of-breed financial functionality and analytical capability. Comshare software is designed to support enterprise-wide applications and can be easily configured to meet the unique needs of customers. The advanced visualization features within the software enable managers to easily identify exceptions in large applications for follow-up. This allows management to plan and budget more effectively, analyze performance and improve decision making.

3. Support both web-architected and client/server platforms, giving the customer the choice of platform or a mixture of both. Increasingly, companies are seeking web-architected solutions to reduce the cost of deploying and maintaining applications across a large and dispersed user group and to provide better access to remote users. Comshare was an early leader in providing web-architected software and its newer applications support a mix of web and client/server platforms.

4. Provide multi-dimensional business perspectives using mainstream database technologies. Many businesses are best understood in a multi-dimensional context, (e.g., by geography, product and market). Comshare delivers this multi-dimensional business perspective using both relational and OLAP database technologies. Support for relational technology is new for Comshare, and expands the market for the potential of the Company's applications because such technology is considered mainstream by many companies.

5. Distribute worldwide to a range of customers from medium-sized to the largest companies, through multiple channels. Customers in over 35 countries have Comshare products and Comshare supports worldwide deployment by companies through a network of direct and indirect channels. Recently, Comshare broadened its distribution within its direct territories to add resellers to focus on the middle market or specific vertical markets.

6. Provide an integrated management planning and control application suite using a common technology platform, the Comshare Application Architecture. Use of a common technology platform provides easy linkages between applications and permits new technology features to become quickly available.

PRODUCTS

     The Company offers management planning and control applications designed for use by customers in a broad range of industries and primarily targets the finance organizations of large to medium-sized corporations.

     Comshare's software products are generally licensed to end-use customers under non-exclusive perpetual license agreements. Software license fees for the Company's software applications vary widely depending upon the product, platform and number of users supported. The initial amount paid by customers purchasing the Company's products typically covers the software license fee and product maintenance for the first year of the license. Customers may continue product maintenance thereafter for an annual fee, normally ranging from 15 to 20 percent of the license fee. In addition, customers frequently purchase additional software to expand the number of users for an application.

     The Company currently offers three main products: Comshare BudgetPLUS ("BudgetPLUS"), Comshare Decision and DecisionWeb ("DecisionWeb"), and Comshare FDC ("FDC"). In addition, the Company supports a number of legacy products.

1.  BUDGETPLUS

     Comshare's flagship application is BudgetPLUS, a client/server and web-architected planning, budgeting, management reporting and analysis application. BudgetPLUS is designed to shorten budget cycles, reduce the time and cost of budgeting and improve key management planning and reporting processes.

     BudgetPLUS supports enterprise-wide budgeting, by offering the flexibility of a spreadsheet combined with the control and accounting intelligence of a general ledger package. BudgetPLUS provides a single financial database that integrates budgeted, actual and forecasted financial information to enhance the integrity and usability of the data. Easy ad-hoc analysis and reporting across the enterprise is available to business managers and analysts, either through the use of a web-browser or through the customer's internal network.

     Data collection for budgeting and forecasting is either through a web-browser or the use of Excel spreadsheets in a secure environment, enabling the budget process to be distributed out to business managers, yet with a centrally administered database for easy consolidation and reporting. BudgetPLUS provides the ability to customize data entry screens; load bulk transaction data; track multiple versions of budgeted, actual and forecasted financial information; translate currencies; perform consolidations and quickly handle reorganizations.

     BudgetPLUS supports both relational and OLAP database technology platforms. The relational databases supported are Microsoft SQL Server and Oracle, with IBM DB2 planned for late calendar year 1999. Hyperion's OLAP database, Essbase, is also supported.

     BudgetPLUS offers management reporting and analysis capabilities similar to those described below for DecisionWeb because they share the common Comshare Application Architecture Application.

2.  DECISIONWEB

     DecisionWeb is the latest of the Company's products to provide business users with easy, yet powerful access to OLAP databases for reporting and analysis (formerly known as executive information systems, or "EIS").

     DecisionWeb provides advanced development and analytical features for creating customized OLAP reporting and analysis applications such as product and customer profitability analysis, sales analysis, balanced scorecards and key performance indicator applications.

     DecisionWeb capitalizes on the increased use of multi-dimensional analysis by business professionals to solve business problems. Using multi-dimensional analysis, business professionals view information in a way that is consistent with their perspective on the underlying business, (e.g., across time periods, business measures, geographies, products and markets). DecisionWeb includes software necessary to deliver an enterprise-wide reporting and analysis application, including software which 1) gathers and consolidates data from multiple, disparate data sources, 2) uses server-based technology to facilitate computer-intensive functions such as sorting and ad-hoc calculations and 3) provides analysis capabilities and front end presentation for end-users.

     For companies with very large databases, Comshare offers advanced exception alerting capabilities including a graphic overview of very large hierarchies and monitors. End-users can use this exception alerting capability to define the data to be monitored and the acceptable data ranges that they want to be alerted on.

     DecisionWeb supports both client/server and web-enabled implementations using IBM DB2 OLAP Server, Essbase and Microsoft SQL Server OLAP Services databases, as well as other OLAP databases supporting the Microsoft OLAP standard.

3.  FDC

     FDC is a statutory consolidation and management reporting application that collects and consolidates financial data from different general ledgers and other sources within a multi-divisional or multi-location organization. It produces consolidated financial reports for management, public and statutory reporting. With FDC, a customer can reduce their financial closing time and provide financial results more quickly, thus freeing up time for improved financial analysis.

     FDC offers the financial intelligence and control found in general ledgers. Information can be integrated from multiple general ledger systems without re-entering data. FDC handles currency translations, intercompany eliminations and account reclassifications.

     A major strength of FDC is its ability to be distributed across multiple geographically dispersed operations. This allows distributed operations to collect, report and analyze their data, while making sure that information for corporate financial consolidations is timely and accurate.

     A new Management Reporting and Analysis module for FDC provides both client/server and web-enabled management reporting and analysis, with all of the reporting capabilities of DecisionWeb. This allows key financial performance reporting and analysis to be broadly deployed to management and business analysts, thus eliminating time-consuming custom reports.

4.  LEGACY PRODUCTS

     Comshare continues to support Commander OLAP, the predecessor to DecisionWeb, older desktop EIS and modeling products and System W and IFPS products for use on mainframe and UNIX-based computers. Customers use System W and IFPS for applications similar to those developed with DecisionWeb, although the multi-dimensional database resides on the mainframe rather than on the server. Because market demand has shifted towards client/server technology, the mainframe-related portions of Comshare's business have declined significantly in recent years. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

IMPLEMENTATION AND CONSULTING SERVICES

     Implementation and consulting services are offered for all of the Company's software products and include application design and modification, installation assistance, implementation and troubleshooting support.

     Comshare complements its services through partnership arrangements with value added consultants and is implementing a certification process to recognize consultants qualified in the use of Comshare applications. The certification process is also designed to help Comshare's customers receive quality service, support, training and project oversight and to help Comshare monitor the services provided by its certified consultants.

     In addition, distributors and resellers of the Company offer implementation and consulting services for their direct customers, similar to the services offered by the Company.

SOFTWARE MAINTENANCE AND SUPPORT

     The Company provides customer telephone helpline support staffed with experienced professionals. Customers under maintenance agreements receive product enhancements and updates, bug fixes and access to Comshare's telephone helpline and helpline web pages. Maintenance customers pay an annual maintenance fee, which is typically 15 to 20 percent of the software license fee.

CUSTOMER TRAINING

     Comshare offers a training program to customers and third party consultants. Training classes are provided by the Company at customer sites and at its local sales offices. The Company's training program is designed for end-users and system support staff and includes a variety of training classes covering software application use, application building and system administration.

CUSTOMERS

     Comshare and its distributors are currently providing maintenance at over 2,100 corporate and public sector customer sites in 40 countries. Comshare's diversified customer base includes many Fortune 1000 and Financial Times 1000 industrial companies as well as large and mid-sized companies in the communications, financial services, health care, retail and transportation industries, and many governmental and other public sector organizations.

SALES AND MARKETING

     Comshare's products and services are sold on a worldwide basis by direct sales operations, an extensive worldwide distributor network and a new reseller channel that targets mid-sized companies and industry-specific markets. Comshare distributors and resellers leverage the Company's software and application expertise and offer presale and postsale implementation, consulting, customer support and services.

     The Company sells and markets its software products and services in the U.S., Canada and the U.K. through its direct sales organizations. Direct sales operations are organized geographically.

     The Company has an extensive distributor network covering 37 countries not directly served by the Company. The Company has selected established software application vendors to act as distributors to market, implement and support Comshare products in their respective geographic areas. Revenue from the Company's distributors was $17.5 million, or approximately 27% of total revenue, in fiscal 1999.

     In fiscal 1999, the Company initiated efforts to build a network of resellers and OEM distributors focused on the middle market and specific vertical markets in the Company's direct territories. This initiative expands the market potential for the Company's products beyond the large company market, into which the direct sales force had traditionally sold. The Company currently has nine resellers and distributors under this new program.

     To generate sales, the Company conducts comprehensive marketing programs that include direct mail, a corporate Web site, public relations, advertising, seminars, trade shows, teleweb briefings and ongoing customer communication programs. The sales cycle begins with the generation of a sales lead or request for proposal from a prospect. After a lead is qualified, the Company's sales force analyzes the prospect's needs and makes one or more presentations. After obtaining a preliminary commitment, the Company often develops customized demonstrations to illustrate how the Company's products will satisfy a customer's specific needs. The sales cycle varies in length from customer to customer, but typically ranges from six to nine months.

RESEARCH AND PRODUCT DEVELOPMENT

     The Company's product development strategies are to: (1) provide a suite of integrated applications for management planning and control; (2) deliver the integrated suite on a common application architecture; (3) deploy the applications on industry standard databases; (4) employ Microsoft standards and
(5) differentiate Comshare products by their ease of implementation, deployment and use.

     Management planning and control applications encompass a closed-loop set of processes that enable an enterprise to plan, budget, execute, report, evaluate, analyze and respond to strategic initiatives. Towards this end, Comshare is currently delivering and developing a set of integrated budgeting and planning, statutory and group consolidation, and management reporting and analysis applications in support of these closed-loop processes.

     The integrated suite of applications rests on the Comshare Application Architecture ("CAA"). This architecture, which has evolved over the last three years, is a multi-tiered design with a back-end database tier, an application server tier consisting of an innovative set of application objects and components and a client-side presentation tier. The CAA enables Comshare's applications to run on a variety of back-end databases and supports both client/server and web desktops. Previously, the CAA enabled delivery of web-based management reporting and analysis applications. This fiscal year, the CAA was used as the foundation for a new, web-enabled version of BudgetPLUS, providing for direct budget input for users of the application through the web. BudgetPLUS and DecisionWeb are now fully web-enabled.

     To broaden the market potential for BudgetPLUS, the Company developed relational technology versions which run on mainstream relational databases. During fiscal 1999, Microsoft SQL Server and Oracle relational versions of BudgetPLUS were released. The Company plans to release an IBM DB2 relational version of BudgetPLUS during fiscal 2000.

     All of Comshare's products run on NT on the server and NT and Windows '98 on the desktop. Comshare's web-based offerings utilize Microsoft's Internet Information Server (IIS) and support both Microsoft's Internet Server Application Programming Interface (ISAPI) and Active Server Page (ASP) technologies. The Company plans to continue to focus on Microsoft's platforms and to replace proprietary components over time with Microsoft technologies.

     Comshare's applications are distinguished by their innovative guided analysis capabilities that enabled customers to quickly and easily identify problem areas hidden within very large multi-dimensional databases. In the future, these applications will also be distinguished by a variety of innovative techniques called Ready-to-Go, that are designed to simplify the implementation and deployment of Comshare's applications and to guide end-users through the closed-loop of management planning and control processes.

     During the fiscal years ended June 30, 1999, 1998 and 1997, worldwide internal research and product development expenses were (in thousands):

                                              1999       1998      1997
Internal research and product development    $9,059    $12,398   $15,719

As a % of total revenue                        14.2%      14.2%    17.5%

     The decrease in internal research and product development from fiscal 1998 to fiscal 1999 is primarily due to the sale of the Company's Retail Business. The decrease from fiscal 1997 to 1998 is primarily due to the consolidation of the Company's product development activities.

     The markets for the Company's products are characterized by rapid technological advances, evolving industry standards, changes in customer requirements and frequent introductions and enhancements of competitive products. The Company's success and future financial performance will depend on its ability to anticipate these changes as they occur and to enhance its existing products and develop new products in a timely and cost-effective manner, which keeps pace with these changes. There can be no assurance that the Company will be able to successfully accomplish future technological or product transitions, that the Company will not experience significant delays in developing new products or enhancements required to accomplish such transitions or that the Company will have sufficient financial resources available to it to finance such efforts. There can be no assurance as to the impact that any such transition would have on the Company's revenue or profitability. In addition, there can be no assurance that the Company's new products and enhancements will adequately address the changing needs of the marketplace and achieve market acceptance or that developments by others will not render the Company's products obsolete or non-competitive.

     The foregoing statements regarding the Company's product development efforts contain "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to, those described above and under "Business - Uncertainties Relating to Forward Looking Statements".


INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     The Company's success is dependent on its proprietary technology. The Company does not hold any material patents and seeks to protect its technology primarily through trademarks, copyrights, employee and third-party non-disclosure agreements and trade secret laws, which afford only limited protection.

     Comshare distributes its software products under software license agreements that generally grant customers a non-exclusive license to use the Company's products. The Company considers its software products to be valuable and unique assets and actively attempts to protect them contractually, generally by restricting usage to internal operations and prohibiting the unauthorized reproduction or transfer to third parties. The Company also believes that the nature of its customers and the provision of continuing maintenance and support services reduce the risk of unauthorized reproduction.

     The Company has registered certain of its trademarks and copyrights. The Company is the owner of various trademarks, including Comshare(R), Comshare BudgetPLUS, Comshare Decision, Comshare EIS, Guided Analysis, Comshare FDC, The Decision Support Company(R), Comshare DecisionWeb, Overview and Comshare Application Architecture, as well as various other trademarks associated with its legacy products. The Company's software contains the statutory copyright notices.

     The laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. In addition, certain provisions of the Company's contracts prohibiting unauthorized reproduction may be unenforceable under the laws of certain foreign countries. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology or development by others of similar or superior technology. Although the Company believes that its products and technology do not infringe on any existing proprietary rights of others, there can be no assurance that third parties will not assert infringement claims in the future or that any such claims will not require the Company to enter into license arrangements or result in litigation, regardless of the merits of such claims. No assurance can be given that any necessary licenses will be available or that, if available, such licenses can be obtained on commercially reasonable terms. Should litigation with respect to any such claims commence, such litigation could be extremely expensive and time consuming.

LICENSED TECHNOLOGIES

     The Company licenses certain software programs and tools from third parties and incorporates them into the Company's products. These licenses are non-exclusive and provide for varying royalty payments and expiration dates. In addition, the Company designs its products to work with third party products that are not incorporated in the Comshare product, for example, Microsoft's Excel. The Company believes that the inclusion of third-party software programs and tools in its products reduces product development risk and time to market.

     Examples of third-party software tools that are either incorporated into or used with the Company's products include Hyperion Solution Corporation's ("Hyperion") Essbase, Inxight's Hyperbolic Tree, Pervasive Software, Inc.'s Btrieve database, Microsoft's Excel, Oracle's Express and Strategic Mapping, Inc.'s Atlas View SDK. During fiscal 1999, the Company was substantially dependent upon Hyperion's Essbase as the database underlying Decision and BudgetPLUS. The Company's worldwide license for Essbase was extended in September 1998 and expires December 31, 2002. The license agreement may be terminated earlier in the event of an uncured material breach. The Company may extend the license if certain minimum revenues are achieved. In addition, the Company may continue to maintain and support its customer base after termination of the license agreement with Hyperion.

     The Company has developed versions of its products that run on databases other than Essbase. During fiscal year 1999, the Company released versions of BudgetPLUS for use with the Microsoft SQL Server database and Oracle's relational database. The Company also released a version of DecisionWeb that runs on Microsoft's OLAP Services, and the DecisionWeb product now supports databases that utilize the Microsoft OLAP standard. The Company's strategy is to support multiple databases through the use of Comshare Application Architecture.

COMPETITION

     The markets for Comshare's software products are highly competitive and characterized by continued change and rapid technological advancements. In general, the Company competes principally on the basis of: (1) software application utility, which includes the extent to which its product offerings meet specific end-user needs; (2) functionality, which includes the breadth and depth of features and functions, ease-of-use and deployment; (3) service and support, which includes the range and quality of technical support, training and consulting services; (4) vendor reputation; (5) product architecture, which includes database platform, distributed/network architecture (such as web support) and ease of integration with other applications and (6) product pricing in relation to perceived value. The Company believes it competes favorably with respect to these factors, although it may be at a competitive disadvantage against its principal competitors because of their significantly larger market share and greater financial, technical, marketing and other resources.

     The analytical applications software market is highly competitive, highly fragmented and subject to rapid change and evolving industry standards. The Company competes primarily with Oracle's product Oracle Financial Analyzer and Hyperion Solutions, which was formed as a result of the merger of Hyperion Software Corporation and Arbor Software Corporation.

     The Company also competes with a variety of additional software companies, third-party professional service organizations that develop custom software and with internal information technology departments, which develop financial analytic applications. Among the Company's current and potential competitors are a number of large software companies, including developers of spreadsheets, database query and reporting tools, transaction processing-based applications and database technologies, that may elect to increase the financial analytic capabilities of their current products or that may develop or acquire products that compete with the Company's products. In addition, recent acquisitions and adoptions of OLAP technologies by various software vendors may result in increased competition in the Company's markets. Increased competition could result in price reductions, reduced operating margins and loss of market share. In addition, many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of products than the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors.

INTERNATIONAL OPERATIONS

     The Company derived 50.4%, 52.7% and 45.8% of its total revenue from outside North America in fiscal 1999, 1998 and 1997, respectively, and expects that revenue generated outside North America will continue to represent a significant portion of the Company's total revenue. This international business is subject to various risks inherent in international activities, including the impact on the Company's operations of, and the burdens of complying with, a wide variety of laws, regulations, rules and policies of local foreign governments, such as those relating to currency controls, hiring and termination of employees, import restrictions and the protection of proprietary rights.

     The Company's international operations also expose the Company to constantly fluctuating currency rates. Currency fluctuations have in the past adversely affected, and may in the future adversely affect, the Company's reported revenue, expenses and shareholders' equity. The Company's international sales are primarily denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies has the effect of reducing the Company's reported revenue and profits from international sales denominated in such currencies. Conversely, a weakening in the value of the U.S. dollar relative to foreign currencies has the effect of increasing the Company's reported revenue and profits from international sales denominated in such currencies. Currency exchange rate fluctuations can also result in gains and losses from foreign currency exchange transactions. The Company, at various times, has entered into forward exchange contracts to hedge exposures related to foreign currency exchange transactions. Because the Company only selectively hedges against certain large transactions that present the most exposure to exchange rate fluctuations, the Company's results of operations will continue to be impacted by fluctuations in foreign currency exchange rates, which at times could be material. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 of the Notes to Consolidated Financial Statements.

     For a description of certain financial information regarding the Company by geographic area, see Note 10 of the Notes to Consolidated Financial Statements.

EMPLOYEES

     Comshare employed 353 full-time employees as of June 30, 1999 including:
109 in sales and marketing, 72 in consulting and implementation services, 68 in research and product development and 104 in customer support and administration. None of the Company's employees are represented by a collective bargaining agreement, nor has the Company experienced any work stoppages. The Company considers its relations with its employees to be good.

MISCELLANEOUS

     Compliance with federal, state and local laws and ordinances that regulate the discharge of materials into the environment has not had, and is not expected to have, a material effect upon the capital expenditures, earnings or competitive position of Comshare.

UNCERTAINTIES RELATING TO FORWARD LOOKING STATEMENTS

     "Item 1. Business" and other parts of this Form 10-K Report contain "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to, those discussed in this section and in "Research and Product Development", "Intellectual Property and Proprietary Rights", "Licensed Technologies", "Competition" and "International Operations" above and in "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Sensitivity Analysis and Year 2000". Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to, the demand for the Company's products and services; the size, timing and recognition of revenue from significant orders; increased competition and pricing pressures from competitors; the Company's success in and expense associated with developing, introducing and shipping new products; new product introductions and announcements by the Company's competitors; changes in Company strategy; product life cycles; the cost and continued availability of third party software and technology incorporated into the Company's products; the impact of rapid technological advances, evolving industry standards and changes in customer requirements, including the impact on the Company's revenues of Microsoft's OLAP database; the impact of recent changes in North American and international sales personnel and the overall competition for key employees; cancellations of maintenance and support agreements; software defects; changes in operating expenses; variations in the amount of cost savings anticipated to result from cost reduction actions; the impact of cost reduction actions on the Company's operations; fluctuations in foreign exchange rates; the impact of undetected errors or defects associated with the Year 2000 date functions on the Company's current products and internal systems; the ability of the Company to generate sufficient future taxable income or to execute available tax strategies required to realize deferred tax assets; economic conditions generally or in specific industry segments; risks inherent in seeking and consummating acquisitions, including the diversion of management attention to the assimilation of the operations and personnel of acquired businesses, the ability of the Company to successfully integrate acquired businesses and the impact on the Company's results and financial condition from debt issued, liabilities acquired and additional expenses incurred in connection with such acquisitions. In addition, a significant portion of the Company's revenue in any quarter is typically derived from non-recurring license fees, a substantial portion of which is booked in the last month of a quarter. Since the purchase of the Company's products is relatively discretionary and generally involves a significant commitment of capital, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled. Further, the Company's expense levels are based, in part, on its expectations as to future revenue and a significant portion of the Company's expenses do not vary with revenue. As a result, if revenue is below expectations, results of operations are likely to be materially adversely affected.


ITEM 2.  PROPERTIES

     Comshare leases sales offices and general office space in 12 major cities throughout the United States, Canada and the United Kingdom. Comshare's primary leased locations are identified in the following table:

                        Approximate                                  Lease
                         Area in             Principal            Expiration
   Location            Square Feet           Activity                Date
   --------            -----------           --------                ----
                                       Headquarters,
                                       Administration, Sales,
                                       Marketing, Research
Ann Arbor,                             and Product Development
   Michigan               70,000       and Customer Support      February 2005 *

                                       Sales, Marketing
London,                                and Implementation
   England                34,000       Services                  January 2008

*  Option to cancel February 2002.



ITEM 3.  LEGAL PROCEEDINGS

     In August and September 1996, a shareholder class action suit (In Re Comshare, Incorporated Securities Litigation) was filed against the Company and certain of its officers and directors in the United States District Court for the Eastern District of Michigan. The suit was filed following the Company's announcement of certain violations of the Company's revenue recognition policies and alleged that the plaintiffs sustained losses as a result of the defendants' alleged untrue statements of material facts and alleged ommissions to state material facts necessary in order to make the statements not misleading. The complaint sought unspecified damages and costs. On September 18, 1997, the Court dismissed all related claims. The plaintiffs appealed the dismissal of the action to the U.S. Court of Appeals for the Sixth Circuit. On July 8, 1999, the Court of Appeals affirmed the dismissal of the action by the District Court. The plaintiffs sought a rehearing before the entire Sixth Circuit Court of Appeals, which was denied on August 23, 1999. The plaintiffs have the right to petition the U.S. Supreme Court to hear an appeal of the dismissal. The Company will vigorously oppose any such appeal.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

                           PRICE RANGE OF COMMON STOCK

     The Company's common stock is traded on The Nasdaq Stock Market, Inc.'s National Market under the symbol "CSRE".

     The following table sets forth, for the periods indicated, the high and low per share closing sales prices for the Company's common stock as reported on The Nasdaq Stock Market, Inc.'s National Market.


        FISCAL YEAR                         MARKET PRICES
                                          -------------------
      ENDING JUNE 30                      HIGH            LOW
      --------------                      ----            ---
  1997   First Quarter                  $ 31.63         $ 11.63
         Second Quarter                   17.50           13.00
         Third Quarter                    18.75           13.00
         Fourth Quarter                   14.38           11.25

  1998   First Quarter                    12.38            8.00
         Second Quarter                    8.19            4.81
         Third Quarter                     9.81            6.13
         Fourth Quarter                    8.88            7.00

  1999   First Quarter                     7.88            2.88
         Second Quarter                    5.25            3.00
         Third Quarter                     3.88            2.97
         Fourth Quarter                    3.38            3.00

  2000   First Quarter                     3.50            3.00
         (through August 31, 1999)


     At August 31, 1999, there were approximately 994 holders of record of the Company's common stock.

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


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

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

                                                                     FISCAL YEARS ENDED JUNE 30,
                                                   -------------------------------------------------------------
                                                       1999        1998        1997         1996         1995
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue                                              $ 63,972    $ 87,203    $ 89,801    $ 115,353    $ 105,371
Income (loss) from operations
   before restructuring and
   unusual charges                                     (2,985)     (4,034)    (19,727)       6,375        8,850
Income (loss) from operations                          (3,952)    (14,724)    (25,972)     (16,792)       2,485
Net income (loss)                                      (1,136)      5,266     (17,117)      (9,891)       5,328
   Per common share -
     Basic EPS                                       $  (0.12)   $   0.53    $  (1.75)   $   (1.09)   $    0.63
Average shares
   (thousands)                                          9,700       9,903       9,770        9,048        8,398

                                                                             JUNE 30,
                                                   -------------------------------------------------------------
                                                        1999       1998        1997         1996         1995
                                                                          (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash & cash equivalents                              $ 31,794    $ 49,102    $ 11,651     $ 27,468     $  1,398
Total assets                                           63,455      88,692      80,751       98,238       79,310
Long-term debt                                          1,198       1,434         343        1,913        5,436
Total shareholders' equity                           $ 31,266    $ 38,405    $ 31,959     $ 48,664     $ 32,548

ADDITIONAL DATA:

Number of employees at year end                           353         405         579          695          686


NOTES: (1) The income (loss) from operations for the fiscal years ended
           June 30, 1999, 1998, 1997, 1996 and 1995 includes restructuring and unusual charges of $967,000, $10,690,000, $6,245,000,
           $23,167,000 and $6,365,000, respectively. See Note 2 of the Notes to Consolidated Financial Statements for information regarding restructuring and unusual charges.

       (2) Net loss for the fiscal year ended June 30, 1999 includes a $1,102,000 income tax benefit, recognizing the availability of an income tax refund.

       (3) Net income for the fiscal year ended June 30, 1998, includes an after-tax gain of $19,986,000 from the sale of the Company's Retail Business. The Retail Business accounted for approximately $17,800,000 of the Company's 1998 revenue.

       (4) The fiscal year ended June 30, 1996 includes a $1,200,000 tax benefit which related to the settlement of certain tax issues and the amendment of certain tax returns to claim credits which had previously not been claimed.

       (5) The fiscal year ended June 30, 1995 includes a $4,100,000 tax benefit related to the recognition of prior years net operating losses and tax credits, as well as tax reserves released.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain financial data as a percentage of total revenue:

                                                                            YEARS ENDED JUNE 30,
                                                              ---------------------------------------------
                                                                 1999              1998             1997
                                                              ----------       -----------       ----------
REVENUE
   Software licenses                                               36.4 %            36.3 %           39.0 %
   Software maintenance                                            41.0              38.4             38.3
   Implementation, consulting and other services                   22.6              25.3             22.7
                                                              ----------       -----------       ----------
TOTAL REVENUE                                                     100.0             100.0            100.0

COSTS AND EXPENSES
   Selling and marketing                                           40.2              45.0             56.3
   Cost of revenue and support                                     37.9              33.1             34.1
   Internal research and product development                       14.2              14.2             17.5
   General and administrative                                      12.4              12.3             14.1
   Restructuring and unusual charges                                1.5              12.3              7.0
                                                              ----------       -----------       ----------
TOTAL COSTS AND EXPENSES                                          106.2             116.9            129.0
                                                              ----------       -----------       ----------

LOSS FROM OPERATIONS                                               (6.2)            (16.9)           (29.0)

OTHER INCOME (EXPENSE)

   Interest income                                                  3.0               0.7              0.9
   Interest expense                                                (0.1)             (0.6)            (0.4)
   Gain on sale of Retail Business                                    -              40.6                -
   Exchange loss                                                   (0.1)             (0.1)            (0.3)
                                                              ----------       -----------       ----------
TOTAL OTHER INCOME                                                  2.8              40.6              0.2

INCOME (LOSS) BEFORE TAXES                                         (3.4)             23.7            (28.8)
                                                              ----------       -----------       ----------
Provision (benefit) for income taxes                               (1.6)             17.7             (9.7)
                                                              ----------       -----------       ----------
NET INCOME (LOSS)                                                  (1.8) %            6.0 %          (19.1)%
                                                              ==========       ===========       ==========

     Total revenue decreased 26.6% in fiscal 1999 compared with fiscal 1998 primarily due to the Company's sale of its Retail Business during June, 1998, as well as the sale of the Company's French and German operations and their conversion to distributor operations, during the quarter ended December 31, 1998. As a result of the sales of these operations, software license revenue, software maintenance revenue and implementation, consulting and other services revenue decreased. Without revenue from the Retail Business and reflecting revenue from the Company's French and German operations as distributors in both fiscal 1998 and 1999 ("on a comparable basis"), total revenue was $62.6 million in fiscal 1999 and $63.5 million in fiscal 1998. The decrease in comparable revenue from fiscal 1998 to fiscal 1999 was primarily due to decreased implementation, consulting and other services revenue in fiscal 1999.

     Total revenue decreased 2.9% in fiscal 1998 compared with fiscal 1997 primarily due to the decline in software license revenue and to a lesser extent, the Company's sale of its Retail Business.

SOFTWARE LICENSES REVENUE

     On a comparable basis, software licenses revenues were $23.0 million and $23.3 million for the years ended June 30, 1999 and 1998, respectively. Licenses of the Company's flagship product, BudgetPLUS, increased 50% in fiscal 1999 to $5.7 million. Sales of the Company's older legacy desktop products, however, declined and more than offset the growth in BudgetPLUS license fees.

     Software licenses revenue decreased 9.5% in fiscal 1998 compared with fiscal 1997. The decrease in software license fee revenue reflects the sale of the Company's Retail Business during the fourth quarter of fiscal 1998 and the effect of staff turnover in the domestic sales force as a result of transitional changes in the sales organization.

SOFTWARE MAINTENANCE REVENUE

     On a comparable basis, software maintenance revenues were $25.7 million and $25.5 million for the years ended June 30, 1999 and 1998, respectively. During fiscal 1999, the Company experienced growth in maintenance revenue from newer products such as BudgetPLUS and DecisionWeb. This increase was offset primarily by a decline in maintenance revenue from older legacy desktop and mainframe products.

     Software maintenance revenues decreased 2.8% in fiscal 1998 compared to fiscal 1997. The decrease in fiscal 1998 was primarily due to the decline in software maintenance revenue from mainframe products and to a lesser extent by the sale of the Company's Retail Business. The 25.3% decline in mainframe maintenance revenue in fiscal 1998 was partially offset by a 4% increase in client/server maintenance revenue.

     The declines in mainframe software maintenance revenue is primarily due to mainframe maintenance cancellations and continued customer migration to client/server platforms. On a comparable basis, mainframe software maintenance revenue represented 12.6% of total software maintenance revenue for fiscal 1999 as compared to 21.2% for fiscal 1998.

IMPLEMENTATION AND CONSULTING SERVICES REVENUE

     On a comparable basis, implementation, consulting and other services revenues were $13.9 million and $14.7 million for the years ended June 30, 1999 and 1998, respectively. The decrease in implementation, consulting and other services revenue for fiscal 1999 compared to fiscal 1998 was primarily due to several large implementation and consulting engagements during fiscal 1998, which were not recurring in fiscal 1999.

     Implementation, consulting and other services revenue increased 8.2% in fiscal 1998 compared to fiscal 1997 primarily due to several large implementation and consulting engagements during fiscal 1998.

COSTS AND EXPENSES

     Total costs and expenses before restructuring and unusual charges decreased from fiscal 1998 to fiscal 1999. The decrease was primarily due to the Company's sale of its Retail Business and the sale of the Company's French and German operations and their conversion to distributor operations. The remaining decrease was primarily due to streamlining of the sales management structure, consolidation of financial functions and lower facility costs, offset by increased customer service costs.

     Total costs and expenses before restructuring and unusual charges decreased 16.7% from fiscal 1997 to fiscal 1998 as a result of broad based actions to reduce costs in light of the revenue decline in fiscal 1997 and fiscal 1998. In addition, the sale of the Company's Retail Business in early June, 1998 contributed to the cost reduction.

     Selling and marketing expenses decreased in fiscal 1999 compared to fiscal 1998, primarily due to the sales of the Retail Business and French and German operations. To a lesser extent, the decrease was the result of streamlining the Company's sales management structure. Selling and marketing expenses decreased 22.4% in fiscal 1998 compared to fiscal 1997 primarily due to staff reductions resulting from a streamlining of the sales management structure and reductions in marketing expenditures resulting from the targeting of direct lead generating activities.

     Cost of revenue and support expenses decreased in fiscal 1999 compared to fiscal 1998, primarily due to the sales of the Retail Business and French and German operations, offset by additional expenses associated with the Company's customer services program in fiscal 1999. Cost of revenue and support expenses decreased 5.6% in fiscal 1998 compared with fiscal 1997 principally due to lower royalties on reduced license fees and reduced production and distribution costs arising from the move to delivery of products on compact discs.

     Internal research and product development expenses decreased in fiscal 1999 compared to fiscal 1998, primarily due to the Company's sale of its Retail Business. As a percentage of total revenue, product development expenses were relatively flat between fiscal 1999 and fiscal 1998, as there was no reduction in product development spending for the Company's financial applications. Internal research and product development expenses in fiscal 1998 decreased 21.1% compared with fiscal 1997. The decrease represents the full effect of the cost reduction actions taken in fiscal 1997 and the Company's sale of its Retail Business.

     General and administrative expenses decreased in fiscal 1999 compared to fiscal 1998. The decrease was primarily due to the consolidation of administrative functions at the Company's headquarters and reduced legal expenses. General and administrative expenses decreased 15.4% in fiscal 1998 compared to fiscal 1997 primarily due to cost reduction actions taken to lower administrative costs and reduce legal fees.

     In fiscal 1999, the Company recorded a $1.0 million pretax restructuring charge related to staff reduction related to the consolidation of the Company's financial and marketing activities and the consolidation of certain facilities. The restructuring charges included total staff reductions of 14 employees.

     In fiscal 1998, the Company recorded a $10.7 million pretax charge for restructuring and unusual charges related to the write off of capitalized software, termination costs for certain executives, staff reduction and facility costs related to the consolidation of the Company's helpline activities and planned actions to reduce facility and other costs. The restructuring charges included total staff reductions of 27 employees.

     In fiscal 1997, the Company recorded a $6.2 million restructuring charge for management actions or plans in connection with the consolidation of the Company's product development activities in Ann Arbor, Michigan and reductions in staff and non-revenue generating costs. This $6.2 million pre-tax charge was composed of $2.4 million for personnel reductions, $2.6 million in space and office costs and $1.2 million for non-compete and consulting agreements. The restructuring charge included staff reductions of 70 employees. See Note 2 of the Notes to Consolidated Financial Statements.

OTHER INCOME (EXPENSE)

     Due to the cash received from the sale of the Retail Business in June, 1998, the Company had higher average cash balances in fiscal 1999 as compared to fiscal 1998, resulting in increased interest income in fiscal 1999. Lower average cash balances for most of the 1998 fiscal year resulted in a decrease in interest income in fiscal 1998 compared to fiscal 1997.

     Interest expense decreased in fiscal 1999 as compared to fiscal 1998 due to decreased average borrowings during fiscal 1999. Interest expense increased in fiscal 1998 as compared to fiscal 1997 due to increased average borrowings during fiscal 1998.

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

FOREIGN CURRENCY

     In fiscal 1999, 1998, and 1997, 50.4%, 52.7% and 45.8% of the Company's
total revenue was from outside North America. Most of the Company's international revenue is denominated in foreign currencies. Comshare recognizes currency transaction gains and losses in the period of occurrence. As currency rates are constantly changing, these gains and losses can, at times, fluctuate greatly. The $56,000 foreign exchange loss in fiscal 1999 principally reflected the weakening of certain foreign currencies against the British pound during the twelve months ended June 30, 1999. The Company had exchange losses of $71,000 and $310,000 in fiscal 1998 and 1997, respectively, principally due to the weakening of certain foreign currencies against the British pound.

     Foreign currency fluctuations in fiscal 1999, 1998 and 1997 impacted operating income as currency fluctuations on revenue denominated in a foreign currency were partially offset by currency fluctuations on expenses denominated in a foreign currency. In fiscal 1999, the decrease in total revenue, at actual exchange rates, was $0.3 million greater than at comparable exchange rates. The decrease in total expenses in fiscal 1999, at actual exchange rates, was $0.6 million greater than at comparable exchange rates. As a result of the changes in the foreign currency exchange rates, the increase in the net loss before taxes in fiscal 1999, at actual exchange rates, was $0.3 million less than at comparable exchange rates. In fiscal 1998, the increase in total revenue at actual exchange rates, was $0.6 million less than at comparable exchange rates. The decrease in total expense in fiscal 1998, at actual exchange rates, was $1.4 million greater than at comparable exchange rates. As a result of the changes in foreign currency exchange rates, the increase in net income before taxes in fiscal 1998, at actual exchange rates, was $0.8 million greater than at comparable exchange rates. Management believes that the adoption by European business of the Euro will not have a material impact on the Company's operations.

     Inflation did not have a material impact on the Company's revenue or income from operations in fiscal 1999, 1998 or 1997.


INCOME TAXES

     The Company recorded an $1.1 million income tax benefit in fiscal 1999, recognizing the availability of an income tax refund. The income tax provision in fiscal 1998 of $15.5 million was related to the Company's sale of its Retail Business. No tax benefit was recognized on the Company's operating loss or restructuring and unusual charges in fiscal 1998 or fiscal 1999, other than the income tax refund, due to the uncertainties associated with the realization of benefits in excess of deferred tax assets recorded on the Company's balance sheet. The benefit from income taxes in fiscal 1997 was $8.7 million, which related to the Company's operating loss for the year.

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


LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, cash and cash equivalents were $31.8 million, compared with cash and cash equivalents of $49.1 million at June 30, 1998. The decrease in cash and cash equivalents was principally due to the payment of taxes and other costs related to the sale of the Company's Retail Business, fiscal 1998 and prior years restructuring related items, the Company's stock repurchase program and other cash used in operating activities.

     Net cash used in operating activities was $13.1 million in fiscal 1999 compared with $0.8 million in fiscal 1998. The increase in net cash used in operating activities was primarily the result of the change made related to internal development costs. During fiscal 1998 and prior years, certain internal development costs were capitalized and such costs were amortized. In fiscal 1998, net cash used in operating activities was reduced by $6.4 million of software amortization. During fiscal year 1999, the Company did not capitalize, nor amortize software development costs. In addition, in fiscal 1999, net cash used in operating activities included the payment of income taxes during fiscal 1999 and other expenses related to the sale of the Company's Retail Business and restructuring related items from prior years.

     Net cash used in investing activities was $1.2 million in fiscal 1999, compared to net cash provided by investing activities of $39.0 million in fiscal 1998. The decrease in cash related to investing activities for the year ended

June 30, 1999 compared to the year ended June 30, 1998, was principally due to the proceeds received from the sale of the Company's Retail Business during fiscal 1998, offset by capitalized computer software costs. As previously noted, the Company did not capitalize software development costs during fiscal 1999. At June 30, 1999, the Company did not have material capital expenditure commitments. In fiscal 2000, property and equipment purchases are expected to be comparable to fiscal 1999.

     Net cash used in financing activities was $2.6 million in fiscal 1999, compared with $0.6 million in fiscal 1998. The decrease in cash related to financing activities was primarily due to the Company's stock repurchase program and the repayment of debt agreements and capital leases during fiscal 1999.

     Working capital as of June 30, 1999 was $24.5 million, compared with $29.5 million as of June 30, 1998. The decrease in working capital was primarily due to the decline in cash and cash equivalents and accounts receivable from fiscal 1998 to fiscal 1999. The decline in accounts receivable is primarily the result of the sales of the Retail Business and French and German operations. These amounts were offset by decreases in accrued liabilities and accounts payable from fiscal 1998 to fiscal 1999, primarily due to the payment of taxes and other accruals related to the Retail Business sale and payment of fourth quarter fiscal 1998 restructuring related items. Total assets were $63.5 million at June 30, 1999, compared with total assets of $88.7 million at June 30, 1998. The decrease in total assets was primarily due to the decrease in cash and cash equivalents during the fiscal year.

     The Company has a $10 million credit agreement which matures on October 1, 2000. Borrowings are secured by accounts receivable and the credit agreement contains covenants regarding among other things, earnings, leverage, net worth and payment of dividends. Under the terms of the credit agreement, the Company is not permitted to pay cash dividends on its common stock. Permitted borrowings available as of June 30, 1999 under this credit agreement were $10 million, of which $1,198,000 was outstanding. Borrowings available at any time are based on the lower of $10 million or a percentage of worldwide eligible accounts receivable and cash. At June 30, 1999, the interest rate on borrowings denominated in Japanese yen and Swiss francs, which were used to hedge receivables in those currencies, varied between 1.09% and 2.20%.

     Separately, in August 1997, the Company's United Kingdom subsidiary entered into a $1.2 million loan agreement, which matures on May 31, 2000. The Company had outstanding borrowings under this agreement of $434,000 at June 30, 1999, which are classified as a capital lease. The interest rate was 10.4% at June 30, 1999.

     In September 1998, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding Common Stock. Pursuant to this repurchase program, the Company has repurchased 617,850 shares of the Company's Common Stock for a total cost of approximately $2,834,800 as of August 31, 1999. The Company has stopped purchasing outstanding Common Stock at this time and has no present plans to purchase additional shares.

     The Company believes that the combination of present cash balances and amounts available under credit facilities will be sufficient to meet the Company's currently anticipated cash requirements for at least the next twelve months. The foregoing statement is a "forward looking statement" within the meaning of the Securities Exchange Act of 1934, as amended. The extent to which such sources will be sufficient to meet the Company's anticipated cash requirements is subject to a number of uncertainties including the ability of the Company's operations to generate sufficient cash to support operations, and other uncertainties described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement."


MARKET SENSITIVITY ANALYSIS

     The Company is exposed to market risk from changes in foreign exchange and interest rates. To reduce the risk from changes in foreign exchange rates, the Company selectively uses financial instruments. The Company does not hold or issue financial instruments for trading purposes.

FOREIGN CURRENCY

     The Company at various times denominates borrowings in foreign currencies and enters into forward exchange contracts to hedge exposures related to foreign currency transactions. The Company does not use any other types of derivatives to hedge such exposures nor does it speculate in foreign currency. In general, the Company uses forward exchange contracts to hedge against large selective transactions that present the most exposure to exchange rate fluctuations. At June 30, 1999 and June 30, 1998, the Company had forward contracts of approximately $2.9 million and $3.1 million (notional amounts), respectively, denominated in foreign currencies. The contracts outstanding at June 30,

1999 mature through October 15, 1999 and are intended to hedge various foreign currency commitments due from the Company's distributors. Due to the short term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amounts at June 30, 1999 and 1998.

     Gains and losses on the forward contracts are largely offset by gains and losses on the underlying exposure. The Company conducts business in approximately 13 foreign currencies, predominately British pounds and Japanese yen. A hypothetical 10 percent appreciation of the U.S. Dollar from June 30, 1999 market rates would increase the unrealized value of the Company's forward contracts by an immaterial amount and a hypothetical 10 percent depreciation of the U.S. Dollar from June 30, 1999 market rates would decrease the unrealized value of the Company's forward contracts by an immaterial amount. In either scenario, the gains or losses on the forward contracts are largely offset by the gains or losses on the underlying transactions.

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


YEAR 2000

     The following discussion contains information regarding Year 2000 readiness, and constitutes a "Year 2000 Readiness" as defined in the Year 2000 Information and Readiness Disclosure Act of 1998.

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

     The Company has tested and modified the most current versions of its products to be Year 2000 compliant. The Company believes that all of its current client/server and web-architected products are Year 2000 compliant (including BudgetPLUS, Decision, DecisionWeb and FDC). The Company has released new versions of its principal mainframe and desktop products that it believes are Year 2000 compliant. The Company has no plans to make earlier versions of its products Year 2000 compliant and has made substantial efforts to contact customers informing them of this decision.

     Not all of the Company's customers are running product versions that are Year 2000 compliant. The Company has encouraged and will continue to encourage these customers to migrate to its current product versions. Some of these customers may not be willing to migrate to current product versions because of the cost and time required to do so, including the need to rewrite custom applications which are not Year 2000 compliant. For non-compliant direct customers that have maintenance contracts, the Company has proactively shipped them the latest version of its products to ensure their compliance, and is encouraging its distributors to do the same in indirect territories. A significant portion of the Company's maintenance revenue in fiscal 1999 was derived from customers running versions of the Company's products which are not Year 2000 compliant; however, customers paying maintenance are entitled to obtain Year 2000 compliant versions of licensed products at no additional cost.

     Certain of the Company's older product will not be made Year 2000 complaint in any version. The Company has ceased providing further maintenance services for those products and has not renewed maintenance contracts with customers using these products for periods after September, 1999.

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

     If any of the Company's customers are unable to make their information technology systems Year 2000 compliant in a timely fashion, they may suspend further product purchases from the Company until their systems are Year 2000 compliant. Because the Company's customers are generally large and medium sized businesses and the Company has received numerous communications from customers about their Year 2000 compliance efforts, the Company expects most of its customers will become Year 2000 compliant in a timely fashion, although the Company is not in a position to monitor their progress. The Company also plans to provide extended support for its customers during early January 2000.

     The Company has developed and implemented a plan to determine whether its vendors, distributors and leased facilities (all of which are referred to as "Third Party Suppliers") are Year 2000 compliant. The plan includes the identification of principal Third Party Suppliers, including those which are mission critical, contact with those Third Party Suppliers to determine their level of Year 2000 compliance, review of materials provided or published by Third Party Suppliers regarding their Year 2000 compliance efforts and, with respect to mission critical Third Party Suppliers, some form of additional verification of compliance and internal testing. The Company initiated this process before the end of calendar year 1998. Contingency plans have been or are being developed for those not expected to be Year 2000 compliant. The Company believes it has a limited number of mission critical Third Party Suppliers for which it can reasonably arrange alternatives (excluding utilities and similar providers) and believes that there are multiple alternatives for most of its mission critical requirements, including handling certain of these functions internally. The Company has developed a disaster contingency plan for its corporate headquarters to maintain communications, computer and network access and limited helpline support for its customers in the event of a short-term power failure. In the event of a long-term power or communications failure, the failure of a mission critical application or the unavailability of a principal Third Party Supplier, the Company's operations could be materially, adversely affected.

     The Company has completed the assessment of its principal internal information technology systems for Year 2000 compliance. With respect to these eight principal systems, the Company has upgraded or replaced all of these systems with Year 2000 compliant versions.

     The Company engaged a third party to assess the Company's personal computer and network hardware and software for Year 2000 compliance and to help develop a plan to make necessary modifications. The assessment began in the fourth quarter of calendar year 1998 and was completed in the first half of calendar year 1999. Remediation of any non-compliant personal computer and network hardware and software was substantially completed in the first half of calendar year 1999. The Company believes that all mission critical desktop and network systems have now been remediated and are currently Year 2000 compliant, but the Company has contingency plans in the event that these systems encounter problems.

     A failure of one or more of these internal systems to be Year 2000 compliant, particularly the Company's principal internal information technology systems, could require the Company to manually process information or could prevent or limit access to mission critical information.

     The Company's non-information technology systems consist principally of telephone and data communication systems. The Company has completed the assessment of these systems for Year 2000 compliance and remediation has been completed.

     Most of the costs incurred by the Company to date on Year 2000 compliance issues have been internal staff costs and costs relating to normal product upgrades, which would have been incurred in any event. The Company estimates that it has spent approximately $1.4 million in fiscal 1999 on personnel, upgrades and consulting, which are directly or indirectly related to Year 2000 compliance. The Company presently expects that its future costs relating to Year 2000 compliance for periods after June 30, 1999, including replacement systems, will be approximately $0.3 million. These cost estimates are subject to a number of uncertainties, which could result in actual costs exceeding the estimated amounts including, but not limited to, undetected errors or defects discovered in connection with the remediation process, or operation of the Company's systems after December 31, 1999, resulting in the need to either replace more of the systems than originally expected and/or hire more personnel or third party firms to assist in the remediation process, or the failure of a Third Party Supplier to become Year 2000 compliant, resulting in the need for the Company to implement contingency plans, the cost of which are not included in the above estimates.

     Some commentators have stated that a significant amount of litigation will arise out of Year 2000 compliance issues. While the Company believes that its efforts to address Year 2000 issues for which it is responsible should be successful, a description of its most reasonably likely worst case Year 2000 scenarios have been described above. In addition, it is possible that there will be undetected errors or defects associated with Year 2000 date functions in the Company's current products and internal systems or those of its key vendors. If any of the foregoing scenarios should occur, it is possible that the Company could be involved in litigation. Further, although the Company does not believe that it has any obligation to continue to support prior versions of its products after the termination of maintenance contracts covering those products, nor any obligation to make prior versions of its products, including custom applications written by the Company, Year 2000 compliant, it is possible that its customers may take a contrary position and initiate litigation. Because of the unprecedented nature of the litigation in this area, it is uncertain how the Company may be affected by it. In the event of such litigation or the occurrence of one or more of the most reasonably likely worst case scenarios, the Company's revenues, net income or financial condition could be materially, adversely affected.

SAFE HARBOR STATEMENT

     Certain information in this Form 10-K Report contains "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, including those concerning the Company's future results, strategy and product releases. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to, the demand for the Company's products and services; the size, timing and recognition of revenue from significant orders; increased competition and pricing pressures from competitors; the Company's success in and expense associated with developing, introducing and shipping new products; new product introductions and announcements by the Company's competitors; changes in Company strategy; product life cycles; the cost and continued availability of third party software and technology incorporated into the Company's products; the impact of rapid technological advances, evolving industry standards and changes in customer requirements, including the impact on the Company's revenues of Microsoft's OLAP database; the impact of recent changes in North American and international sales personnel and the overall competition for key employees; cancellations of maintenance and support agreements; software defects; changes in operating expenses; variations in the amount of cost savings anticipated to result from cost reduction actions; the impact of cost reduction actions on the Company's operations; fluctuations in foreign exchange rates; the impact of undetected errors or defects associated with the Year 2000 date functions on the Company's current products and internal systems; the ability of the Company to generate sufficient future taxable income or to execute available tax strategies required to realize deferred tax assets; economic conditions generally or in specific industry segments; risks inherent in seeking and consummating acquisitions, including the diversion of management attention to the assimilation of the operations and personnel of acquired businesses, the ability of the Company to successfully integrate acquired businesses and the impact on the Company's results and financial condition from debt issued, liabilities acquired and additional expenses incurred in connection with such acquisitions. In addition, a significant portion of the Company's revenue in any quarter is typically derived from non-recurring license fees, a substantial portion of which is booked in the last month of a quarter. Since the purchase of the Company's products is relatively discretionary and generally involves a significant commitment of capital, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled. Further, the Company's expense levels are based, in part, on its expectations as to future revenue and a significant portion of the Company's expenses do not vary with revenue. As a result, if revenue is below expectations, results of operations are likely to be materially, adversely affected.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Sensitivity Analysis".


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and schedule filed herewith are set forth on the Index to Consolidated Financial Statements and Schedule on page 24 and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated herein by reference to the Company's 1999 Proxy Statement under the captions "Election of Directors" and "Further Information-Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the Company's 1999 Proxy Statement under the caption "Executive Compensation."

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item is incorporated herein by reference to the Company's 1999 Proxy Statement under the captions "Further
Information-Principal Shareholders" and "Further Information-Stock Ownership of Management."


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item is incorporated herein by reference to the Company's 1999 Proxy Statement under the captions "Certain Relationships and Related Transactions."


                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)The following documents are filed as part of this Report:

        1. Consolidated Financial Statements: The Financial Statements filed with this report are listed in the Index to Consolidated Financial Statements and Schedule, which appears on page 24.

        2. Consolidated Financial Statement Schedule: The Financial Statement Schedule filed with this report is listed in the Index to Consolidated Financial Statements and Schedule, which appears on page 24.

        3. The exhibits filed with this report are listed in the Exhibits which appears on page 48. The following are the Company's management contracts and compensatory plans and arrangements, which are required to be filed as exhibits to this Form 10-K Report:


EXHIBIT NO.                       DESCRIPTION

10.01 Benefit Adjustment Plan of Comshare, Incorporated, effective June 1, 1986, as amended and restated November 6, 1997.

10.02 First Amendment to the Benefit Adjustment Plan of Comshare, Incorporated - incorporated by reference to Exhibit 10.01 to the Registrant's Form 10-Q Report for the quarter ended March 31, 1999.

10.03 Comshare, Incorporated 1988 Stock Option Plan, as amended - incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1990 and Exhibit 10.22 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1994.

10.04 Amended and Restated Profit Sharing Plan of Comshare, Incorporated, effective as of October 1, 1995 - incorporated by reference to Exhibit
         4.1 to the Registrant's Form S-8 Registration Statement No. 33-65109.

10.05 Amended and Restated Employee Agreement between Comshare, Incorporated and Richard L. Crandall, effective July 1, 1994, as amended - incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1994.

10.06 Non-Competition Agreement between Comshare, Incorporated and Richard L. Crandall - incorporated by reference to Exhibit 10.11 of the Registrant's Form 10-K Report for the fiscal year ended June 30, 1994. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2).

10.07 Letter Agreement from Comshare, Incorporated to Kathryn A. Jehle regarding terms of employment dated April 18, 1994 - incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1994.

10.08 Description of Incentive Arrangements for certain executive officers for fiscal years 1995-1997 - incorporated by reference to Exhibit 10.09 to the Registrants Form 10-K Report for the fiscal year ended
         June 30, 1998.

10.09 Stock Option Agreement, effective as of March 10, 1997, between Comshare, Incorporated and Daniel T. Carroll - incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-Q Report for the quarter ended March 31, 1997.

10.10 Trust Agreement under the Benefit Adjustment Plan of Comshare, Incorporated, effective April 25, 1988, as amended - incorporated by reference to Exhibit 10.31 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1993.

10.11 Trust Agreement between Comshare, Incorporated and Vanguard Fiduciary for maintaining the Profit Sharing Plan of Comshare, Incorporated, effective March 31, 1992, as amended - incorporated by reference to
         Exhibit 10.15 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1994.

10.12 1994 Executive Stock Purchase Program of Comshare, Incorporated - incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1994.

10.13 Employee Stock Purchase Plan of Comshare, Incorporated - incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1994.

10.14 1994 Directors Stock Option Plan of Comshare, Incorporated - incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1994.

10.15 Executive Bonus Program, effective October 1, 1997 - incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q Report for the quarter ended December 31, 1997.

10.16 Comshare, Incorporated Change in Control Severance Agreement dated as of June 1, 1998, between Comshare, Incorporated and Dennis G. Ganster - incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1998.

10.17 Comshare, Incorporated Change in Control Severance Agreement dated as of June 1, 1998, between Comshare, Incorporated and Kathryn A. Jehle - incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1998.

10.18 Comshare, Incorporated Change in Control Severance Agreement dated as of June 1, 1998, between Comshare, Incorporated and David King - incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1998.

10.19 Comshare, Incorporated Change in Control Severance Agreement dated as of June 1, 1998, between Comshare, Incorporated and Stanley Starkey - incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1998.

10.20 Comshare, Incorporated Change in Control Severance Agreement dated as of June 1, 1998, between Comshare, Incorporated and Norman Neuman - incorporated by reference to Exhibit 10.23 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1998.

10.21 Comshare, Incorporated 1998 Global Employee Stock Option Plan - incorporated by reference to Exhibit 10.25 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1998.

10.22 Summary of 1998 Senior Executive Incentive Plan - incorporated by reference to Exhibit 10.26 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1998.

10.23 Summary of 1999 Senior Executive Incentive Plan - incorporated by reference to Exhibit 10.27 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1998.

10.24    Summary of 2000 Senior Executive Incentive Plan.

(b)      Reports on Form 8-K.

Since the end the fiscal quarter ended March 31, 1999, the Registrant has not filed any reports on Form 8-K.

                             COMSHARE, INCORPORATED

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE



                                                                          PAGE
                                                                          ----

Report of Independent Public Accountants                                    25

Consolidated Statements of Operations for
    the Fiscal Years Ended June 30, 1999, 1998 and 1997                     26

Consolidated Statements of Comprehensive Income for
    the Fiscal Years Ended June 30, 1999, 1998 and 1997                     27

Consolidated Balance Sheets as of June 30, 1999 and 1998                 28-29

Consolidated Statements of Cash Flows for the
    Fiscal Years Ended June 30, 1999, 1998 and 1997                         30

Consolidated Statements of Shareholders' Equity
    for the Fiscal Years Ended June 30, 1999, 1998 and 1997                 31

Notes to Consolidated Financial Statements                               32-45



                                    SCHEDULE

II.    Consolidated Schedule of Valuation & Qualifying Accounts             46

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Comshare, Incorporated:

     We have audited the accompanying consolidated balance sheets of COMSHARE, INCORPORATED (a Michigan corporation) and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Comshare, Incorporated and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.

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



                                             /s/ ARTHUR ANDERSEN LLP

Detroit, Michigan,
September 17, 1999.

COMSHARE, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                  FISCAL YEARS ENDED JUNE 30,
                                                                            1999              1998             1997
                                                                        ------------     -------------     ------------
REVENUE
   Software licenses                                                        $23,299          $ 31,679         $ 34,988
   Software maintenance                                                      26,228            33,490           34,448
   Implementation, consulting and other services                             14,445            22,034           20,365
                                                                        ------------     -------------     ------------
TOTAL REVENUE                                                                63,972            87,203           89,801

COSTS AND EXPENSES
   Selling and marketing                                                     25,724            39,217           50,522
   Cost of revenue and support                                               24,215            28,883           30,594
   Internal research and product development                                  9,059            12,398           15,719
   General and administrative                                                 7,959            10,739           12,693
   Restructuring and unusual charges                                            967            10,690            6,245
                                                                        ------------     -------------     ------------
TOTAL COSTS AND EXPENSES                                                     67,924           101,927          115,773

LOSS FROM OPERATIONS                                                         (3,952)          (14,724)         (25,972)

OTHER INCOME (EXPENSE)
   Interest income                                                            1,901               632              826
   Interest expense                                                             (63)             (488)            (332)
   Gain on sale of Retail Business                                                -            35,386                -
   Exchange loss                                                                (56)              (71)            (310)
                                                                        ------------     -------------     ------------
TOTAL OTHER INCOME                                                            1,782            35,459              184

INCOME (LOSS) BEFORE TAXES                                                   (2,170)           20,735          (25,788)
Provision (benefit) for income taxes                                         (1,034)           15,469           (8,671)
                                                                        ------------     -------------     ------------

NET INCOME (LOSS)                                                           $(1,136)         $  5,266         $(17,117)
                                                                        ============     =============     ============

SHARES USED IN BASIC EPS COMPUTATION                                          9,700             9,903            9,770
                                                                        ============     =============     ============

SHARES USED IN DILUTED EPS COMPUTATION                                        9,700            10,074            9,770
                                                                        ============     =============     ============

NET INCOME (LOSS) PER COMMON SHARE - BASIC EPS                              $ (0.12)         $   0.53         $  (1.75)
                                                                        ============     =============     ============

NET INCOME (LOSS) PER COMMON SHARE - DILUTED EPS                            $ (0.12)         $   0.50         $  (1.75)
                                                                        ============     =============     ============



        The accompanying notes are an integral part of these consolidated statements.

COMSHARE, INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)



                                                                                  FISCAL YEARS ENDED JUNE 30,
                                                                            1999              1998             1997
                                                                        ------------     -------------     ------------
Net income (loss)                                                          $ (1,136)          $ 5,266        $ (17,117)

Other comprehensive loss:
   Currency translation adjustment                                             (848)              (11)            (435)
   Increase in pension liability, net of tax                                 (3,262)               --               --
                                                                        ------------     -------------     ------------

Other comprehensive loss, net of tax                                         (4,110)              (11)            (435)
                                                                        ------------     -------------     ------------

COMPREHENSIVE INCOME (LOSS)                                                $ (5,246)          $ 5,255        $ (17,552)
                                                                        ============     =============     ============



        The accompanying notes are an integral part of these consolidated statements.

COMSHARE, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)


                                                                                AS OF JUNE 30,
                                                                            1999             1998
                                                                        ------------     -------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                               $ 31,794          $ 49,102
   Accounts receivable, less allowance for
      doubtful accounts of $1,327 and $1,830
      as of June 30, 1999 and 1998, respectively                             14,723            21,354
   Deferred income taxes                                                        654             1,256
   Prepaid expenses and other current assets                                  5,003             3,322
                                                                        ------------     -------------

      TOTAL CURRENT ASSETS                                                   52,174            75,034


Property and equipment, at cost
   Computers and other equipment                                             11,099            16,781
   Leasehold improvements                                                     2,893             2,293
                                                                        ------------     -------------
                                                                             13,992            19,074

Less - Accumulated depreciation                                              11,354            15,792
                                                                        ------------     -------------
Property and equipment, net                                                   2,638             3,282

Goodwill, net of accumulated
   amortization of $1,571 and $1,525 as of
   June 30, 1999 and 1998, respectively                                       1,330             1,500

Deferred income taxes                                                         5,067             5,377

Other assets                                                                  2,246             3,499
                                                                        ------------     -------------

      TOTAL ASSETS                                                         $ 63,455          $ 88,692
                                                                        ============     =============


The accompanying notes are an integral part of these consolidated balance sheets.

COMSHARE, INCORPORATED
CONSOLIDATED BALANCE SHEETS - (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                AS OF JUNE 30,
                                                                            1999              1998
                                                                        ------------     -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable                                                            $   882           $ 1,238
   Accounts payable                                                           8,293            14,398
   Accrued liabilities -
      Payroll                                                                 2,423             2,964
      Taxes                                                                     810             5,035
      Other                                                                   3,701             7,034
                                                                        ------------     -------------
          Total accrued liabilities                                           6,934            15,033

   Deferred revenue                                                          11,611            14,834
                                                                        ------------     -------------

      TOTAL CURRENT LIABILITIES                                              27,720            45,503

Long-term debt                                                                1,198             1,434

Other liabilities                                                             3,271             3,350
                                                                        ------------     -------------

   TOTAL LIABILITIES                                                         32,189            50,287

SHAREHOLDERS' EQUITY
   Capital stock:
      Preferred stock, no par value;
      authorized 5,000,000 shares; none issued                                    -                 -
      Common stock, $1 par value;
      authorized 20,000,000 shares; outstanding
      9,642,033 shares as of June 30, 1999
      and 10,003,167 as of June 30, 1998                                      9,642            10,003
   Capital contributed in excess of par value                                38,650            40,335
   Retained deficit                                                          (8,486)           (7,350)
   Accumulated other comprehensive income:
      Pension liability, net of tax                                          (3,262)                -
      Cumulative translation adjustment                                      (4,880)           (4,032)
                                                                        ------------     -------------
                                                                             31,664            38,956
   Less - Notes receivable                                                      398               551
                                                                        ------------     -------------
      Total shareholders' equity                                             31,266            38,405
                                                                        ------------     -------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 63,455          $ 88,692
                                                                        ============     =============


The accompanying notes are an integral part of these consolidated balance sheets.

COMSHARE, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)


                                                                                  FISCAL YEARS ENDED JUNE 30,
                                                                            1999              1998             1997
                                                                        ------------     -------------     ------------
OPERATING ACTIVITIES
   Net income (loss)                                                       $ (1,136)         $  5,266        $ (17,117)
   Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
      Depreciation and amortization                                           1,982             9,023            9,582
      Gain on sale of Retail Business                                             -           (35,386)               -
      Noncash restructuring and unusual charges                                 641            10,176            1,317
      Changes in operating assets and liabilities:
          Accounts receivable                                                 6,360             2,848           10,226
          Prepaid expenses and other assets                                     103              (112)             537
          Accounts payable                                                   (6,303)            1,864           (5,728)
          Accrued liabilities                                                (8,468)           (3,539)            (160)
          Deferred revenue                                                   (3,312)           (4,928)           1,314
          Income taxes payable                                               (2,836)              (52)               -
          Deferred income taxes                                               2,142            14,602           (8,829)
          Other liabilities                                                  (2,242)             (556)             427
                                                                        ------------     -------------     ------------
            Net cash used in operating activities                           (13,069)             (794)          (8,431)

INVESTING ACTIVITIES
   Additions to computer software                                                 -            (6,546)          (6,966)
   Payments for property and equipment                                       (1,578)             (601)          (2,835)
   Proceeds from sale of Retail Business and prepaid royalties                    -            45,000                -
   Other                                                                        378             1,103             (883)
                                                                        ------------     -------------     ------------
            Net cash provided by (used in) investing activities              (1,200)           38,956          (10,684)

FINANCING ACTIVITIES
   Net borrowings (repayments) under debt agreements,
      capital lease agreements and notes payable                               (747)           (2,023)           2,650
   Stock options exercised                                                        -               753              878
   Common stock repurchased and retired                                      (2,835)                -                -
   Employee stock purchase plan                                                 626               423              351
   Other                                                                        315               268             (382)
                                                                        ------------     -------------     ------------
            Net cash provided by (used in) financing activities              (2,641)             (579)           3,497

EFFECT OF EXCHANGE RATE CHANGES                                                (398)             (132)            (199)
                                                                        ------------     -------------     ------------

NET INCREASE (DECREASE) IN CASH                                             (17,308)           37,451          (15,817)

CASH AT BEGINNING OF PERIOD                                                  49,102            11,651           27,468
                                                                        ------------     -------------     ------------

CASH AT END OF PERIOD                                                      $ 31,794          $ 49,102        $  11,651
                                                                        ============     =============     ============

SUPPLEMENTAL DISCLOSURES:

   Cash paid for interest                                                  $     88          $    215        $     169
                                                                        ============     =============     ============
   Cash paid for taxes                                                     $  3,863          $    862        $     740
                                                                        ============     =============     ============


 The accompanying notes are an integral part of these consolidated statements.

COMSHARE, INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)


                                                                                  FISCAL YEARS ENDED JUNE 30,
                                                                            1999              1998             1997
                                                                        ------------     -------------     ------------
COMMON STOCK
   Balance beginning of year                                               $ 10,003          $  9,871         $  9,691
   Employee Stock Purchase Plan                                                 207                61               18
   1994 Executive Stock Purchase Program                                         50                 -               21
   Retirement of shares                                                           -                (9)             (39)
   Stock repurchased                                                           (618)                -                -
   Stock options exercised                                                        -                80              180
                                                                        ------------     -------------     ------------
   Balance end of year                                                        9,642            10,003            9,871
                                                                        ------------     -------------     ------------

CAPITAL CONTRIBUTED IN EXCESS OF PAR
   Balance beginning of year                                                 40,335            39,528           38,132
   Employee Stock Purchase Plan                                                 419               362              333
   1994 Executive Stock Purchase Program                                        113                 -              392
   Retirement of shares                                                           -              (240)            (160)
   Stock repurchased                                                         (2,217)                -                -
   Stock options exercised                                                        -               685              831
                                                                        ------------     -------------     ------------
   Balance end of year                                                       38,650            40,335           39,528
                                                                        ------------     -------------     ------------

RETAINED DEFICIT
   Balance beginning of year                                                 (7,350)          (12,363)           5,239
   Net income (loss)                                                         (1,136)            5,266          (17,117)
   Retirement of shares                                                           -              (253)            (485)
                                                                        ------------     -------------     ------------
   Balance end of year                                                       (8,486)           (7,350)         (12,363)
                                                                        ------------     -------------     ------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
   Balance beginning of year                                                 (4,032)           (4,021)          (3,586)
   Comprehensive income                                                      (4,110)              (11)            (435)
                                                                        ------------     -------------     ------------
   Balance end of year                                                       (8,142)           (4,032)          (4,021)
                                                                        ------------     -------------     ------------

LESS - NOTES RECEIVABLE
   Balance beginning of year                                                    551             1,056              812
   Loan for executive stock purchase                                              -                 -              244
   Payments on executive loans                                                 (153)             (505)               -
                                                                        ------------     -------------     ------------
   Balance end of year                                                          398               551            1,056
                                                                        ------------     -------------     ------------

      Total shareholders' equity                                           $ 31,266          $ 38,405         $ 31,959
                                                                        ============     =============     ============


 The accompanying notes are an integral part of these consolidated statements.

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY. Comshare, Incorporated (the "Company") develops, markets and supports client/server financial analytic applications software for management planning and control. The Company also provides services such as maintenance, training, consulting and support services. Comshare is currently providing maintenance at over 2,100 corporate and public sector customer sites. The Company markets its products through a direct sales force and channel partners in the United States, Canada and the United Kingdom and has an extensive distributor network in 37 other countries. The Company was incorporated in Michigan in February, 1966 and commenced operations at that time.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All material intercompany accounts and transactions have been eliminated.

REVENUE. The Company's revenue consists of software licenses, software maintenance and implementation, consulting and other services revenue. Software licenses revenue is recognized when a customer contract is fully executed and the software has been shipped. Software maintenance revenue, whether bundled with a product license or priced separately, is recorded as deferred revenue on the balance sheet when invoiced and is recognized over the term of the maintenance contract. Implementation, consulting and other services revenue is recognized as the services are performed.

EXPENSE CLASSIFICATION. Selling and marketing expenses primarily include employee costs, travel costs, facilities expenses and advertising. Cost of revenue and support includes personnel and other costs related to implementation and consulting services revenue, customer support costs, direct cost of producing software and royalty expense for products licensed from others for use in the Company's product offerings.

FOREIGN CURRENCY TRANSLATION. All assets and liabilities of the Company's foreign operations are translated at current exchange rates and revenue and expenses are translated at monthly exchange rates. Resulting translation adjustments are reflected as a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in net income.

FINANCIAL INSTRUMENTS. The Company, at various times, enters into forward exchange contracts to hedge certain exposures related to identifiable foreign currency transactions that are relatively certain as to both timing and amount. Gains and losses on the forward contracts are recognized concurrently with the gains and losses from the underlying transactions. The forward exchange contracts used are classified as "held for purposes other than trading." The Company does not use any other types of derivative financial instruments to hedge such exposures, nor does it use derivatives for speculative purposes. At June 30, 1999 and 1998, the Company had forward foreign currency exchange contracts of $2.9 million and $3.1 million (notional amounts), respectively. The contracts outstanding at June 30, 1999 mature through October 15, 1999 and are intended to hedge various foreign currency commitments due from foreign subsidiaries and the Company's distributors. Due to the short-term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amount at June 30, 1999 and 1998.

CASH AND CASH EQUIVALENTS. Cash and cash equivalents includes highly liquid investments with maturities of ninety days or less.

COMPUTER SOFTWARE. In prior years, the costs of developing and purchasing new software products and enhancements to existing software products were capitalized after technological feasibility was established. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs required considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic product lives and changes in software and hardware technology. In the last several years, product upgrades for the Company's products are being released by the Company on a more rapid basis. The rapid increase in product version updates has led to an almost continuous product development cycle and has reduced the time between establishing technological feasibility and general release to the public. In the current and future years, based on continuous product life cycles noted, the period between establishing technological feasibility and the general availability of such software will be short, and software costs qualifying for capitalization will be insignificant. Accordingly, the Company has not capitalized any software development costs during the fiscal year ended June 30, 1999 and does not anticipate capitalizing future software development costs. Software amortization for the years ended June 30, 1998 and 1997 is included in internal research and product development in the accompanying consolidated statements of operations.

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

DEPRECIATION. The cost of depreciable assets is charged to operations on a straight-line basis. Principal service lives for computers and other equipment are three to five years. Leasehold improvements are amortized over the expected life of the asset or term of the lease, whichever is shorter.

GOODWILL. Goodwill represents the unamortized cost in excess of fair value of net assets acquired and is amortized on a straight-line basis over forty years. On an ongoing basis, management reviews the valuation and amortization of goodwill. As part of this review, the Company considers the value of future cash flows attributable to the acquired operations in evaluating potential impairment of goodwill. There was no adjustment to the Company's financial statements as a result of this evaluation.

OTHER ASSETS. In fiscal 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires an evaluation of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. There was no adjustment to the Company's financial statements as a result of this evaluation.

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

STOCK PLANS. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25 "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. The Company has provided pro forma disclosure of the fair value of stock options granted during fiscal 1999 and 1998 in accordance with the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." See Note 5 of Notes to Consolidated Financial Statements.

COMPREHENSIVE INCOME. The Financial Accounting Standards Board has issued SFAS No. 130 "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as the total of net income and all other non-owner changes in equity. The Company adopted this Statement for the fiscal year ended June 30, 1999.

SEGMENTS OF AN ENTERPRISE. The Financial Accounting Standards Board has issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for disclosures of certain segment information based on the "management approach," which organizes segments within a company the way the chief operating decision maker of that company manages them. The Company adopted this Statement for the fiscal year ended June 30, 1999.

ACCOUNTING FOR PENSIONS. The Financial Accounting Standards Board has issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Post-retirement Benefits," which requires additional information on changes in benefit obligations and fair values of plan assets. The Company adopted this Statement for the fiscal year ended June 30, 1999. See Note 7 of Notes to Consolidated Financial Statements.

ACCOUNTING FOR DERIVATIVES AND HEDGING. The Financial Accounting Standards Board has issued SFAS No. 137, a deferral of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company has not yet adopted this Statement, but is required to adopt the Statement for the fiscal year ended June 30, 2001. Management has not yet quantified the effect of adopting this Statement.

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

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

RECLASSIFICATIONS. Certain amounts in the 1997 and 1998 financial statements have been reclassified to conform with 1999 presentations.

2.        RESTRUCTURING AND UNUSUAL CHARGES

          In fiscal 1999, the Company recorded a $1.0 million pre-tax charge for restructuring related to the consolidation of the Company's financial and marketing activities and the consolidation of certain facilities. The restructuring charges included total staff reductions of 14 employees.

          In fiscal 1998, the Company recorded a $10.7 million pretax charge for restructuring and unusual charges related to the write-off of capitalized software, termination costs for certain executives, staff reduction and facility costs related to the consolidation of the Company's helpline activities and planned actions to reduce facility and other costs. The restructuring charges included total staff reductions of 27 employees.

          In fiscal 1997, the Company recorded a $6.2 million pre-tax restructuring charge for management actions or plans in connection with the consolidation of the Company's product development activities in Ann Arbor, Michigan and reductions in staff and non-revenue generating costs. This $6.2 million pre-tax charge was composed of $2.4 million for personnel reductions, $2.6 million in space and office costs and $1.2 million for non-compete and consulting agreements. The restructuring charge includes staff reductions of 70 employees.


3.        BORROWINGS
        (IN THOUSANDS)


                                                                                    1999              1998
Line of credit and overdraft facilities                                             $ 1,518           $ 1,470
Capital lease obligations                                                               562             1,202
                                                                                ------------     -------------
     Total debt outstanding                                                           2,080             2,672

Less:  current portion                                                                  882             1,238
                                                                                ------------     -------------
Long-term debt                                                                      $ 1,198           $ 1,434
                                                                                ============     =============



          The Company has a $10 million credit agreement which matures on October 1, 2000. Borrowings are secured by accounts receivable and the credit agreement contains covenants regarding among other things, earnings, leverage, net worth and payment of dividends. Under the terms of the credit agreement, the Company is not permitted to pay cash dividends on its common stock. Permitted borrowings available as of June 30, 1999 under the credit agreement were $10 million, of which $1,198,000 was outstanding. Borrowings available at any time are based on the lower of $10 million or a percentage of worldwide eligible accounts receivable and cash. At June 30, 1999, the interest rate on borrowings denominated in Japanese yen and Swiss francs, which were used to hedge receivables in those currencies, varied between 1.09% and 2.20%.

          Separately, in August 1997, the Company's United Kingdom subsidiary entered into a $1.2 million loan agreement, which matures on May 31, 2000. The Company has outstanding borrowings under this agreement of $434,000 at June 30, 1999, which are classified as a capital lease. The interest rate was 10.4% at June 30, 1999. See Note 9 of Notes to Consolidated Financial Statements regarding capital lease obligations.

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4.   SHAREHOLDERS' EQUITY

PREFERRED STOCK

          The Board of Directors has the authority to issue up to 5,000,000 shares of no par value preferred stock. The shares can be issued in one or more series with full, limited or no voting powers and with such special rights, qualifications, limitations and restrictions as may be adopted by the Board of Directors.

          In September 1996, the Company's Board of Directors approved a Shareholder Rights Plan ("Rights Plan"). Under the Rights Plan, the Company declared a dividend of one preferred stock purchase right on each outstanding share of common stock. Under certain conditions, each right may be exercised to purchase one one-hundredth share of Series A Preferred Stock at an exercise price of $110. Of the 5,000,000 preferred shares the Company is authorized to issue, 200,000 shares have been designated Series A Preferred. The Series A Preferred has certain dividend, voting and liquidation preferences. No preferred shares have been issued as of June 30, 1999. The rights may only be exercised beginning ten business days following a public announcement that a person or group acquires 15% or more of the Company's common stock (subject to certain exceptions) or beginning ten business days (or under certain circumstances a later date) following the commencement or announcement of a tender or exchange offer which would cause that result. In addition, under certain circumstances, the rights will entitle shareholders (other than the acquirer) to purchase the Company's common stock, or stock of the acquirer, at a discount to market prices. The rights, which do not have voting rights, expire on September 30, 2006.

COMMON STOCK

          The shareholders approved the 1994 Executive Stock Purchase Program (the "1994 Plan"), which enables certain executives to purchase the Company's common stock at then current market prices directly from the Company. A total of 300,000 shares of the Company's common stock has been reserved for issuance under the 1994 Plan. Shares purchased under this program during fiscal 1999 totaled 50,000; no shares were purchased in fiscal 1998.

          Prior to fiscal 1998, executives eligible under the 1994 Plan were able to purchase shares directly from the Company via a promissory note. The promissory note is secured by the related common stock issued by the Company and matures four years from the date of issuance. Interest is at the prime rate plus 1% and may be deferred until the promissory note matures. For the year ended June 30, 1997, a total of 30,813 shares at prices ranging from $11.50 to $16 were issued in exchange for notes totaling $413,000. The aggregate principal balance of these promissory notes outstanding and due to the Company was $398,000 and $551,000 at June 30, 1999 and 1998, respectively.


5.   STOCK OPTIONS

          The Company has four stock option plans: The 1988 Stock Option Plan (the "1988 Plan"), the 1994 Directors Stock Option Plan (the "Directors Plan"), the 1997 Global Employee Stock Option Plan (the "1997 Plan") and the 1998 Global Employee Stock Option Plan (the "1998 Plan"). Separately, on March 10, 1997, the Company granted an option for 10,000 shares to the Company's Chairman at an exercise price of $15.75 per share, which was the closing price of the common stock on that date. The option vests on the date the current Chairman ceases to be Chairman of the Board of the Company or in the event of a change in control of the Company. The option expires thirty months from the grant date.

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

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The number of options outstanding and exercisable under the 1988 Plan was 488,384 and 161,574 at June 30, 1999, respectively, and no further grants can be made under the 1988 Plan.

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

     At June 30, 1999 the Company has reserved 146,250 shares of common stock for the exercise of directors' stock options. The number of options outstanding and exercisable under the Directors Plan was 84,000 and 55,875 at June 30, 1999, respectively.

1997 GLOBAL EMPLOYEE STOCK OPTION PLAN

     The 1997 Plan provides for the issuance of options to purchase 500,000 shares of the Company's common stock to non-officer employees of the Company. Options under the 1997 Plan were granted at 100% of the market price on the date of grant, exercisable at a rate of 25% per year after one year from the date of grant and have a term of five years. With the adoption of the 1998 Global Employees Stock Option Plan by shareholders on November 23, 1998, no future grants under the 1997 Plan are permitted.

     At June 30, 1999, the Company has not reserved any shares of common stock for the exercise of employee stock options. The number of options outstanding and exercisable under the 1997 Global Employee Stock Option Plan was 201,313 and 23,578, respectively, at June 30, 1999.

1998 GLOBAL EMPLOYEE STOCK OPTION PLAN

     The 1998 Plan provides for the issuance of options to purchase 900,000 shares of the Company's common stock to all employees including officers, key employees and non-officer employees of the Company, which includes any outstanding options under the 1997 plan. Options under the 1998 Plan are granted at 100% of the market price on the date of grant, exercisable at a rate of 25% per year after one year from the date of grant and have a term of 10 years.

     At June 30, 1999, the Company has reserved 900,000 shares of common stock for the exercise of employee stock options. The number of options outstanding under the 1998 Stock Option Plan was 713,150 at June 30, 1999.

SUMMARY OF ACTIVITY

     Stock option activity under all plans is summarized below:

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                        1999                      1998                     1997
                                              -----------------------   -----------------------  -----------------------
                                                            Weighted                   Weighted                 Weighted
                                                            Average                    Average                  Average
                                                            Exercise                   Exercise                 Exercise
                                                 Shares      Price         Shares       Price       Shares       Price
                                              ------------  ---------   -----------  ----------  ------------ ----------
Outstanding at beginning of year                  976,234   $ 10.51        675,384      $13.45       762,756     $10.70
Granted                                           858,200      3.48        772,150        7.61       265,500      18.01
Exercised                                               -         -        (79,625)       4.63      (179,501)      5.63
Cancelled                                        (337,587)    11.86       (391,675)      10.95      (173,371)     16.36
                                              ------------              -----------              ------------
Outstanding at end of year                      1,496,847    $ 6.20        976,234      $10.51       675,384      13.45
                                              ============              ===========              ============

Options exercisable at end of year                241,027                  182,260                   247,511
Weighted average fair value of
   options granted during the year             $     2.04                $    3.69                 $    7.91


A summary of outstanding and exercisable stock options as of June 30, 1999 is as follows:


                                                  Options Outstanding                        Options Exercisable
                               -----------------------------------------------------   -------------------------------
                                                        Weighted
                                                         Average           Weighted                         Weighted
                                                        Remaining          Average                          Average
        Range of                    Number             Contractual         Exercise       Number            Exercise
     Exercise Prices             Outstanding              Life              Price       Exercisable          Price
                               -----------------   ----------------    -------------   --------------    -------------

    $ 3.00 to      $  3.09              548,900               9.98           $ 3.09                -          $     -
      3.44 to         3.44               12,000               4.50             3.44                -                -
      3.50 to         5.06              264,100               7.62             4.14                -                -
      5.13 to        27.25              671,847               3.04             9.60          241,027            11.02
-----------      ----------    -----------------   ----------------    -------------   --------------    -------------

    $ 3.00 to      $ 27.25            1,496,847               6.40           $ 6.20          241,027          $ 11.02
                               =================   ================    =============   ==============    =============


PRO FORMA DISCLOSURE UNDER SFAS 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION"

          Using the intrinsic value method of accounting for the value of stock options granted during fiscal 1999 and 1998, no compensation cost was recorded in the accompanying consolidated statement of operations. Had compensation costs been determined based on the fair value at the date of grant for awards in fiscal 1999 and 1998 consistent with the provisions of SFAS 123, net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):


                                                     1999              1998
                                               ---------------     ------------
Net income (loss) - as reported                      $ (1,136)         $ 5,266
Net income (loss) - pro forma                          (1,630)           4,774

Net income (loss) per share - as reported               (0.12)            0.53
Net income (loss) per share - pro forma              $  (0.17)         $  0.48


COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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


                                                                 1999              1998
                                                             ------------      ------------
STOCK OPTION PLANS:

Expected life (years)                                               4.84              3.32
Risk free interest rate                                             5.42 %            5.65 %
Expected stock price volatility                                     0.85              0.65
Expected dividend yield                                                -                 -

EMPLOYEE STOCK PURCHASE PLAN:

Expected life (years)                                               0.50              0.50
Risk free interest rate                                             5.42 %            5.65 %
Expected stock price volatility                                     0.85              0.65
Expected dividend yield                                                -                 -



6.        EMPLOYEE STOCK PURCHASE PLAN

          Under the Employee Stock Purchase Plan (the "ESPP"), 300,000 shares of the Company's common stock have been reserved for issuance. The ESPP allows participating employees to purchase shares of the Company's common stock through payroll deductions at 85% of the lower of fair market value at the beginning or the end of the six month period beginning either July 1 or January 1. Substantially all employees are eligible to participate in the ESPP. Under the ESPP, 206,716 shares, 60,576 shares and 18,233 shares were issued in fiscal 1999, 1998 and 1997, respectively.


7.        BENEFIT PLANS

          The Company has a profit sharing plan covering substantially all United States employees. The profit sharing plan provides for a minimum annual Company contribution of 2% of an employee's qualified compensation and matching contributions based on employee 401(k) contributions. The Company also has a deferred compensation plan for United States officers for the payment of benefits which would not otherwise be eligible under its tax-qualified retirement plans. The Company's contributions, other than the above, are discretionary and are determined by the Board of Directors. The total contributions for both plans were $642,000, $589,000 and $826,000 in fiscal 1999, 1998 and 1997, respectively.

           A subsidiary in the United Kingdom maintains a defined contribution plan for all United Kingdom employees. The plan provides a minimum annual company contribution of 2.5% of the employee's compensation and matching contributions up to an additional 2.5% of compensation, based on employee contributions.

           The United Kingdom subsidiary also has a defined benefit plan, which covered substantially all of its employees hired prior to January 1, 1994. This plan was frozen on April 1, 1997 with no further benefits accruing under the plan. The components of pension expense for the fiscal years ended June 30 are as follows (in thousands):

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                   1999            1998
                                                               ------------    ------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                           $ 21,099        $ 19,224
Interest cost                                                        1,357           1,486
Actuarial gain                                                       2,919             892
Benefits paid                                                       (1,735)           (503)
                                                               ------------    ------------
Benefit obligation at end of year                                   23,640          21,099
                                                               ============    ============

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year                      21,167          20,668
Actual return on plan assets                                         3,024           1,002
Actuarial loss                                                      (1,058)              -
Benefits paid                                                       (1,735)           (503)
                                                               ------------    ------------
Fair value of plan assets at end of year                            21,398          21,167
                                                               ============    ============

Funded status                                                       (2,242)             68
Unrecognized actuarial loss                                          4,564           2,240
                                                               ------------    ------------
Net amount recognized                                                2,322           2,308
                                                               ============    ============

AMOUNTS RECOGNIZED IN THE ACCOMPANYING
  CONSOLIDATED FINANCIAL STATEMENTS:
     Prepaid benefit cost                                            2,322           2,308
     Accrued benefit liability                                      (4,564)              -
     Accumulated other comprehensive income                          4,564               -
                                                               ------------    ------------
Net amount recognized                                             $  2,322       $   2,308
                                                               ============    ============

WEIGHTED -AVERAGE ASSUMPTIONS AS OF JUNE 30:
Discount rate                                                         6.25 %          6.85 %
Expected return on plan assets                                        7.50 %          8.50 %
Rate of compensation increase                                            -               -

COMPONENTS OF NET PERIODIC BENEFIT COST:
Interest cost                                                     $  1,357       $   1,486
Expected return on plan assets                                      (1,491)         (1,752)
Recognized actuarial loss                                                5               -
                                                               ------------    ------------
Net periodic benefit cost                                         $   (129)     $     (266)
                                                               ============    ============


COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8.        INCOME TAXES

          A summary of income (loss) before provision (benefit) for income taxes and components of the provision (benefit) for income taxes for the years ended June 30 is as follows (in thousands):


                                                                            1999           1998            1997
                                                                        ------------   ------------   -------------
Income (loss) before provision (benefit)
     for income taxes:
     Domestic                                                               $(5,558)      $ 23,217        $ (8,650)
     Foreign                                                                  3,388         (2,482)        (17,138)
                                                                        ------------   ------------   -------------
                                                                            $(2,170)      $ 20,735        $(25,788)
                                                                        ============   ============   =============
Domestic provision (benefit) for income taxes:
     Current                                                                $(2,888)      $  3,650               -
     Deferred                                                                (1,176)        11,800        $ (2,907)

Foreign provision (benefit) for income taxes:
     Current                                                                    713              -               -
     Deferred                                                                 2,317             19          (5,764)
                                                                        ------------   ------------   -------------

Provision (benefit) for income taxes                                        $(1,034)      $ 15,469        $ (8,671)
                                                                        ============   ============   =============



          The differences between the United States Federal statutory income tax provision (benefit) and the consolidated income tax provision (benefit) for the years ended June 30 are summarized as follows (in thousands):


Federal statutory provision (benefit)                                      $   (760)       $  7,257        $ (8,768)
Non-deductible meals and entertainment                                          121             119             181
State income taxes, net of federal tax benefit                                    -              33              22
Change in valuation reserve                                                  (2,112)          9,084               -
Tax reserves released                                                             -               -            (312)
Tax rate difference                                                            (135)           (850)              -
Effect of sale of foreign subsidiaries                                        1,813               -               -
Other, net                                                                       39            (174)            206
                                                                        ------------    ------------    ------------
Actual income tax provision (benefit)                                      $ (1,034)       $ 15,469        $ (8,671)
                                                                        ============    ============    ============


          Deferred income taxes represent temporary differences in the recognition of certain items for income tax and financial reporting purposes. The components of the net deferred income tax asset as of June 30 are summarized as follows (in thousands):

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                           1999             1998
                                                                      -------------    -------------
Deferred income tax assets:
     Research and development                                              $ 1,902         $  2,774
     Tax credits                                                               384              366
     Depreciation and amortization                                             356              421
     Net operating loss                                                      4,672            7,492
     Deferred revenue                                                            -              128
     Employee benefits                                                         521              773
     Accrued liabilities                                                       997              856
     Capitalized software                                                    2,563            3,453
     Other                                                                   3,916            2,084
                                                                      -------------    -------------
                                                                           $15,311         $ 18,347
Valuation allowance                                                         (8,566)         (10,678)
                                                                      -------------    -------------
                                                                           $ 6,745         $  7,669
Deferred income tax liabilities:
     Employee benefits                                                        (698)            (681)
     Other                                                                    (326)            (355)
                                                                      -------------    -------------
                                                                            (1,024)          (1,036)
                                                                      -------------    -------------
Net deferred income tax asset                                              $ 5,721         $  6,633
                                                                      =============    =============



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

          At June 30, 1999, for income tax purposes, certain of the Company's foreign subsidiaries had available net operating loss carryforwards of approximately $13 million, which do not expire. In addition, the Company has general business credits, which will expire between 2010 and 2019.


9.        LEASES

          The Company leases office space, transportation and computer equipment under non-cancelable capital and operating leases. Initial lease terms vary in length and several of the leases contain renewal options. The Company leases certain equipment under long-term lease agreements that are classified as capital leases, and the leased assets are included in "Property and equipment" in the accompanying Consolidated Balance Sheets. These capital leases terminate at various dates through fiscal 2000. Future minimum lease payments under all non-cancelable capital and operating leases are as follows (in thousands):

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                     CAPITAL          OPERATING
                FISCAL YEARS ENDING JUNE 30,                          LEASE             LEASE            TOTAL
-------------------------------------------------------------     -------------     ------------     ------------

2000                                                                     $ 604         $  4,400         $  5,004
2001                                                                         -            4,146            4,146
2002                                                                         -            3,798            3,798
2003                                                                         -            3,341            3,341
2004                                                                         -            3,039            3,039
2005 and thereafter                                                          -            5,754            5,754
                                                                  -------------     ------------     ------------
Total minimum payments   *                                               $ 604         $ 24,478         $ 25,082
                                                                  -------------     ============     ============

Less:  amount representing interest                                        (42)
                                                                  -------------
Present value of capital lease obligations                                 562
Less:  current portion                                                    (562)
                                                                  -------------
Long-term capital lease obligations                                      $   -
                                                                  =============


* Minimum payments under operating leases have not been reduced by minimum sublease rentals of $1,662,388 due in the future under noncancelable subleases.

     Total rental expense was $6,118,100 in fiscal 1999, $9,162,600 in fiscal 1998 and $7,818,000 in fiscal 1997.


10.       SEGMENT REPORTING

          The Company has only one reportable segment - the development, marketing and support of client/server financial analytic applications software for management planning and control. Revenue is derived from the licensing of software and the provision of related services, that include product implementation, consulting, training and support.

          No single customer accounted for more that 10% of the Company's total revenue in the fiscal years ended June 30, 1999, 1998 and 1997. In addition, the Company is not dependent on any single customer or group of customers.

          The accounting policies for the geographic information are the same as those described in Note 1 of the Notes to the Consolidated Financial
Statements. Geographic segment information is as follows:

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                       FISCAL YEARS ENDED JUNE 30,
                                                             -----------------------------------------------

                                                                 1999             1998              1997
                                                             ------------     ------------     -------------
Revenue from external customers:
     United States                                              $ 31,744         $ 41,709          $ 48,619
     United Kingdom                                               12,492           19,276            15,307
     Other countries                                              19,736           26,218            25,875
                                                             ------------     ------------     -------------
          TOTAL REVENUE                                         $ 63,972         $ 87,203          $ 89,801
                                                             ============     ============     =============

Operating income:
     United States                                              $ (1,590)        $  2,935          $  6,829
     United Kingdom                                                  420            2,545            (5,070)
     Other countries                                              10,023            7,315             1,194
                                                             ------------     ------------     -------------
          Total operating income                                   8,853           12,795             2,953

Unallocated expenses                                             (11,023)         (27,446)          (28,741)
Gain on sale of Retail Business                                        -           35,386                 -
                                                             ------------     ------------     -------------
INCOME (LOSS) BEFORE TAXES                                      $ (2,170)        $ 20,735          $(25,788)
                                                             ============     ============     =============

Identifiable assets:
     United States                                              $ 52,874         $ 59,242          $ 39,048
     United Kingdom and other countries                           10,581           29,450            32,628
                                                             ------------     ------------     -------------
          Total identifiable assets                             $ 63,455         $ 88,692          $ 71,676
Computer software                                                      -                -             9,075
                                                             ------------     ------------     -------------
TOTAL ASSETS                                                    $ 63,455         $ 88,692          $ 80,751
                                                             ============     ============     =============


     Unallocated expenses consist of general corporate expenses, internal research and product development expenses, interest expense and interest income. Unallocated amounts in fiscal 1999 include $967,000 of restructuring and unusual related expenses. Unallocated amounts in fiscal 1998 include $10,690,000 of restructuring and unusual related expenses. Unallocated expenses include $6,245,000 of restructuring and unusual charges in fiscal 1997.

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11.       QUARTERLY FINANCIAL DATA

     Summarized quarterly financial data is as follows (unaudited and in thousands except per share data):


                                                            INCOME                          NET
                                                            (LOSS)           NET           INCOME
                                                             FROM           INCOME         (LOSS)
                                            REVENUE       OPERATIONS        (LOSS)       PER SHARE
                                          -----------    -------------    -----------   -------------
1999
First Quarter                               $ 17,159        $    (409)          $ 52         $  0.01
Second Quarter                                16,925             (379)            80            0.01
Third Quarter                                 14,798           (1,782)        (1,422)          (0.15)
Fourth Quarter                                15,090           (1,382)           154            0.02
                                          -----------    -------------    -----------   -------------
Year Ended June 30                          $ 63,972        $  (3,952)     $  (1,136)        $ (0.12)
                                          ===========    =============    ===========   =============

1998
First Quarter                               $ 20,962        $  (3,438)     $  (3,505)        $ (0.36)
Second Quarter                                23,334               74             83            0.01
Third Quarter                                 23,298               56             73            0.01
Fourth Quarter                                19,609          (11,416)         8,615            0.87
                                          -----------    -------------    -----------   -------------
Year Ended June 30                          $ 87,203        $ (14,724)     $   5,266         $  0.53
                                          ===========    =============    ===========   =============

1997
First Quarter                               $ 19,442        $  (7,709)     $  (4,931)        $ (0.51)
Second Quarter                                25,307           (4,173)        (2,762)          (0.28)
Third Quarter                                 23,356          (10,198)        (6,923)          (0.71)
Fourth Quarter                                21,696           (3,892)        (2,501)          (0.25)
                                          -----------    -------------    -----------   -------------
Year Ended June 30                          $ 89,801        $ (25,972)     $ (17,117)        $ (1.75)
                                          ===========    =============    ===========   =============


          During the quarter ended June 30, 1999, the Company recorded $967,000 of restructuring charges related to staff reduction due to the consolidation of the Company's financial and marketing activities and the consolidation of certain facilities.

          During the quarter ended June 30, 1998, the Company realized an after-tax gain of $19,986,000 from the sale of the Company's Retail Business. The Company also recorded $9,076,000 of restructuring and unusual charges.

          During the quarter ended September 30, 1997, the Company recorded $1,614,000 of pre-tax restructuring and unusual charges for the cost of termination of certain executives and other employees.

          During the quarter ended March 31, 1997, the Company recorded $6,245,000 of restructuring charges for management actions or plans in connection with the consolidation of the Company's product development activities in Ann Arbor, Michigan and reductions in staff and non-revenue generating costs.

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12.       LITIGATION

          During fiscal 1996, a shareholder class action suit (In Re Comshare, Incorporated Securities Litigation) was filed against the Company and certain of its officers and directors. On September 18, 1997, the Court dismissed all related claims. The plaintiffs appealed the dismissal of the action to the U.S. Court of Appeals for the Sixth Circuit. On July 8, 1999, the Court of Appeals affirmed the dismissal of the action by the District Court. The plaintiffs sought a rehearing before the entire Sixth Circuit Court of Appeals, which was denied by that Court on August 23, 1999. The plaintiffs have the right to petition the U.S. Supreme Court to hear an appeal of the dismissal. The Company will vigorously oppose any such appeal.

                             COMSHARE, INCORPORATED

                                   SCHEDULE II
                              CONSOLIDATED SCHEDULE
                       OF VALUATION & QUALIFYING ACCOUNTS


                                                                         Additions/
                                         Balance       Charged to        Deductions                                      Balance
           DESCRIPTION                  Beginning       Costs and          from          Translation       Other         End of
                                        of Period       Expenses          Reserve        Adjustments      Related        Period
                                       ------------    ------------     ------------    --------------    ---------     ----------
Allowance for doubtful accounts
   for the years ended June 30:

               1999                        $ 1,830           $ 302           $ (816)            $  11          $ -        $ 1,327
                                       ============    ============     ============    ==============    =========     ==========

               1998                        $ 1,053           $ 762           $   29             $ (14)         $ -        $ 1,830
                                       ============    ============     ============    ==============    =========     ==========

               1997                        $ 1,411           $ 526           $ (916)            $  32          $ -        $ 1,053
                                       ============    ============     ============    ==============    =========     ==========


                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Comshare, Incorporated
DATE:  SEPTEMBER 27, 1999               By:  /s/ Kathryn A. Jehle
                                             --------------------
                                             Kathryn A. Jehle
                                             Senior Vice President,
                                             Chief Financial Officer,
                                             Treasurer, Assistant Secretary
                                             and a Director

          Pursuant to the requirement of the Securities Exchange Act of 1934,as amended, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

         SIGNATURE                                       TITLE                                       DATE
-----------------------------               ---------------------------------               ------------------------

 /s/ Dennis G. Ganster                      President, Chief Executive                      September 27, 1999
 ---------------------                      Officer and a Director                          ------------------
 Dennis G. Ganster                          (Principal Executive Officer)


 /s/ Kathryn A. Jehle                       Senior Vice President,                          September 27, 1999
 --------------------                       Chief Financial Officer,                        ------------------
 Kathryn A. Jehle                           Treasurer, Assistant Secretary
                                            and a Director
                                            (Principal Financial Officer)


 /s/ Brian J. Jarzynski                     Corporate Controller and                        September 27, 1999
 ---------------------                      Chief Accounting Officer                        ------------------
 Brian J. Jarzynski                         (Principal Accounting Officer)


 /s/ Daniel T. Carroll                      Chairman of the Board                           September 27, 1999
 ---------------------                      and a Director                                  ------------------
 Daniel T. Carroll

 /s/ Geoffrey B. Bloom                      Director                                        September 27, 1999
 ---------------------                                                                      ------------------
 Geoffrey B. Bloom

 /s/ Richard L. Crandall                    Director                                        September 27, 1999
 -----------------------                                                                    ------------------
 Richard L. Crandall

 /s/ Stanley R. Day                         Director                                        September 27, 1999
 ------------------                                                                         ------------------
 Stanley R. Day

 /s/ W. John Driscoll                       Director                                        September 27, 1999
 --------------------                                                                       ------------------
 W. John Driscoll

 Alan G. Merten                             Director                                        September 27, 1999
 ------------------                                                                         ------------------
 Alan G. Merten

 /s/ John F. Rockart                       Director                                        September 27, 1999
 --------------------                                                                       ------------------
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

3.01 Restated Articles of Incorporation of the Registrant, as amended - incorporated by reference to Exhibit 3.01 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1998.

3.02     Bylaws of the Registrant, as amended - incorporated by reference to
         Exhibit 3.02 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1998.

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

4.03 First Amendment to Credit Agreement, dated September 23, 1998, between the Registrant, Comshare, Limited and Harris Trust and Savings Bank - incorporated by reference to Exhibit 4.01 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1998.

4.04 Rights Agreement, dated as of September 16, 1996, between Comshare, Incorporated and Key Bank National Association, as Rights Agent - incorporated by reference to Exhibit 2 to the Registrant's Registration Statement on Form 8-A, filed on September 17, 1996.

4.05 Form of certificate representing Rights (included as Exhibit B to the form of Rights Agreement filed as Exhibit 4.04). Pursuant to the Rights Agreement, Rights Certificates will not be mailed until after the earlier of (i) the tenth business day (or such later date as may be determined by the Board of Directors, with the concurrence of a majority of the Continuing Directors, prior to such time as any person becomes an Acquiring Person) after the date of the commencement of, or first public announcement of the intent to commence, a tender or exchange offer by any person or group of affiliated or associated persons (other than the Company or certain entities affiliated with or associated with the Company), if, upon consummation thereof, such person or group of affiliated or associated persons would be the beneficial owner of 15% or more of such outstanding shares of common stock - incorporated by reference to Exhibit 1 to the Registrant's Registration Statement on Form 8-A, filed on September 17, 1996.

10.01 Benefit Adjustment Plan of Comshare, Incorporated, effective June 1, 1986, as amended and restated November 6, 1997.

10.02 First Amendment to the Benefit Adjustment Plan of Comshare, Incorporated - incorporated by reference to Exhibit 10.01 to the Registrant's Form 10-Q Report for the quarter ended March 31, 1999.

10.03 Comshare, Incorporated 1988 Stock Option Plan, as amended - incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1990 and Exhibit 10.22 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1994.

10.04 Amended and Restated Profit Sharing Plan of Comshare, Incorporated, effective as of October 1, 1995 - incorporated by reference to Exhibit
         4.1 to the Registrant's Form S-8 Registration Statement No. 33-65109.

10.05 Amended and Restated Employee Agreement between Comshare, Incorporated and Richard L. Crandall, effective July 1, 1994, as amended - incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1994.

10.06 Non-Competition Agreement between Comshare, Incorporated and Richard L. Crandall - incorporated by reference to Exhibit 10.11 of the Registrant's Form 10-K Report for the fiscal year ended June 30,
         1994. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2).

10.07 Letter Agreement from Comshare, Incorporated to Kathryn A. Jehle regarding terms of employment dated April 18, 1994 - incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1994.

10.08 Description of Incentive Arrangements for certain executive officers for fiscal years 1994 and 1995-1997-incorporated by reference to
         Exhibit 10.09 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1998.

10.09 Stock Option Agreement, effective as of March 10, 1997, between Comshare, Incorporated and Daniel T. Carroll-incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-Q Report for the quarter ended March 31, 1997.

10.10 Trust Agreement under the Benefit Adjustment Plan of Comshare, Incorporated, effective April 25, 1988, as amended incorporated by reference to Exhibit 10.31 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1993.

10.11 Trust Agreement between Comshare, Incorporated and Vanguard Fiduciary for maintaining the Profit Sharing Plan of Comshare, Incorporated, effective March 31, 1992, as amended - incorporated by reference to
         Exhibit 10.15 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1994.

10.12 1994 Executive Stock Purchase Program of Comshare, Incorporated - incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1994.

10.13 Employee Stock Purchase Plan of Comshare, Incorporated - incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1994.

10.14 1994 Directors Stock Option Plan of Comshare, Incorporated - incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1994.

10.15 Executive Bonus Program, effective October 1, 1997 - incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q Report for the quarter ended December 31, 1997.

10.16 Comshare, Incorporated Change in Control Severance Agreement dated as of June 1, 1998, between Comshare, Incorporated and Dennis G. Ganster - incorporated by reference to Exhibit 10.19 to the Registrant's
         Form 10-K Report for the fiscal year ended June 30, 1998.

10.17 Comshare, Incorporated Change in Control Severance Agreement dated as of June 1, 1998 between Comshare, Incorporated and Kathryn A. Jehle - incorporated by reference to Exhibit 10.20 to the Registrant's
         Form 10-K Report for the fiscal year ended June 30, 1998.

10.18 Comshare, Incorporated Change in Control Severance Agreement dated as of June 1, 1998, between Comshare, Incorporated and David King - incorporated by reference to Exhibit 10.21 to the Registrant's
         Form 10-K Report for the fiscal year ended June 30, 1998.

10.19 Comshare, Incorporated Change in Control Severance Agreement dated as of June 1, 1998, between Comshare, Incorporated and Stanley Starkey - incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1998.

10.20 Comshare, Incorporated Change in Control Severance Agreement dated as of June 1, 1998, between Comshare, Incorporated and Norman Neuman - incorporated by reference to Exhibit 10.23 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1998.

10.21 Comshare, Incorporated 1998 Global Employee Stock Option Plan - incorporated by reference to Exhibit 10.25 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1998.

10.22 Summary of 1998 Senior Executive Incentive Plan - incorporated by reference to Exhibit 10.26 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1998.

10.23 Summary of 1999 Senior Executive Incentive Plan - incorporated by reference to Exhibit 10.27 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1998.

10.24    Summary of 2000 Senior Executive Incentive Plan.

10.25 Lease dated September, 1994, between Comshare, Incorporated, Tenant and MGI Holding, Inc., Landlord for office space located at 555 Briarwood Circle, Ann Arbor, Michigan 48108 - incorporated by reference to
         Exhibit 10.18 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1994.

10.26 Agreement between Taurusbuild Limited, Comshare and Svenska Handelsbanken related to the lease of office space for the Company's London office facility - incorporated by reference to Exhibit 10.17 of the Registrant's Form 10-K Report for the fiscal year ended June 30, 1994.

10.27 Software License Agreement by and between Arbor Software Corporation and Comshare, Incorporated dated December 23, 1993 - incorporated by reference to Exhibit 10.20 to Amendment Number 3 to the Registrant's Form 10-K Report, filed November 8, 1995, for the fiscal year ended June 30, 1995. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2).

10.28 First Amendment to License Agreement by and between Arbor Software Corporation and Comshare, Incorporated dated March 1, 1994 - incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1995. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2).

10.29 Second Amendment to License Agreement by and between Arbor Software Corporation and Comshare, Incorporated-incorporated by reference to
         Exhibit 10 of the Registrant's Form 8-K Report filed on December 24, 1997. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-02).

10.30 Third Amendment to License Agreement by and between Hyperion and Comshare, Incorporated - incorporated by Reference to Exhibit 10.33 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1998. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-02.)

11.1     Computation of per share earnings.

21.01    Subsidiaries of the Registrant.

23.01    Consent of Independent Public Accountants.

27.00    Financial Data Schedule.

99.00 Amended and Restated Profit Sharing Plan of Comshare, Incorporated, Form 11-K Annual Report - filed pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended, for the fiscal year ended June 30, 1999.