Form 10-Q
period 1999-09-30
COMSHARE INC
filed 1999-11-15
CIK 201513

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                          -----------------------------


      X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     ---       OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

     ---  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                    to                 .
                                        --------------------  -----------------

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
              (Address of principal executive offices) (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (734) 994-4800


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ----   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of SEPTEMBER 30, 1999.
                                                    OUTSTANDING AT
            CLASS OF COMMON STOCK                 SEPTEMBER 30, 1999
            ---------------------                 ------------------

               $1.00 PAR VALUE                      9,642,033 SHARES

                             COMSHARE, INCORPORATED

                                      INDEX


                                                                        Page No.

PART I - FINANCIAL INFORMATION


     ITEM 1. FINANCIAL STATEMENTS


         Condensed Consolidated Statement of Operations
             for the Three Months Ended September 30, 1999 and 1998..........3

         Consolidated Statement of Comprehensive Income
             For the Three Months Ended September 30, 1999 and 1998..........4


         Condensed Consolidated Balance Sheets as of
             September 30, 1999 and June 30, 1998............................5


         Condensed Consolidated Statement of Cash Flows for the
             Three Months Ended September 30, 1999 and 1998..................7


         Notes to Condensed Consolidated Financial Statements................8


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS............................11


     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....18


PART II - OTHER INFORMATION

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...............................18


     SIGNATURE..............................................................19

     INDEX TO EXHIBITS......................................................20

PART I. - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS


                             COMSHARE, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (unaudited; in thousands, except per share data)


                                                                   THREE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                  1999           1998
                                                                  ----           ----
REVENUE
  Software licenses                                              $  5,302      $  6,126
  Software maintenance                                              5,748         7,114
  Implementation, consulting
       and other services                                           3,456         3,919
                                                                 --------      --------
TOTAL REVENUE                                                      14,506        17,159

Costs and expenses
  Selling and marketing                                             5,817         6,938
  Cost of revenue and support                                       5,238         6,406
  Internal research and product development                         2,150         2,247
  General and administrative                                        1,479         1,977
                                                                 --------      --------
TOTAL COSTS AND EXPENSES                                           14,684        17,568
                                                                 --------      --------

LOSS FROM OPERATIONS                                                 (178)         (409)

OTHER INCOME (EXPENSE)
  Interest income                                                     386           569
  Interest expense                                                    (22)          (87)
  Exchange gain (loss)                                               (104)            7
                                                                 --------      --------
TOTAL OTHER INCOME                                                    260           489

INCOME BEFORE TAXES                                                    82            80
Provision for income taxes                                             30            28
                                                                 --------      --------

NET INCOME                                                       $     52      $     52
                                                                 ========      ========

SHARES USED IN BASIC EPS COMPUTATION                                9,642         9,998
                                                                 ========      ========

SHARES USED IN DILUTED EPS COMPUTATION                              9,642         9,998
                                                                 ========      ========

NET INCOME PER COMMON SHARE -
  BASIC AND DILUTED EPS                                          $   0.01      $   0.01
                                                                 ========      ========



     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                            (unaudited, in thousands)


                                                                      THREE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                     1999           1998
                                                                     ----           ----
Net income                                                           $ 52           $ 52

Other comprehensive income (loss):
  Currency translation adjustment                                     (32)           377
                                                                     ----           ----

COMPREHENSIVE INCOME                                                 $ 20           $429
                                                                     ====           ====



    See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                     SEPTEMBER 30,     JUNE 30,
                                                                        1999            1999
                                                                        ----            ----
ASSETS                                                               (unaudited)      (audited)
CURRENT ASSETS
  Cash and cash equivalents                                           $26,715            $31,794
  Accounts receivable, net                                             18,469             14,723
  Deferred income taxes                                                   654                654
  Prepaid expenses and other current assets                             2,322              5,003
                                                                      -------            -------

       TOTAL CURRENT ASSETS                                            48,160             52,174

Property and equipment, at cost
  Computers & other equipment                                          11,245             11,099
  Leasehold improvements                                                3,039              2,893
                                                                      -------            -------
                                                                       14,284             13,992

  Less - Accumulated depreciation                                      11,831             11,354
                                                                      -------            -------

  Property and equipment, net                                           2,453              2,638


Goodwill, net                                                           1,311              1,330

Deferred income taxes                                                   6,094              5,067

Other assets                                                            2,179              2,246
                                                                      -------            -------

       TOTAL ASSETS                                                   $60,197            $63,455
                                                                      =======            =======


     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                      SEPTEMBER 30,       JUNE 30,
                                                                         1999               1999
                                                                         ----               ----
LIABILITIES AND SHAREHOLDERS' EQUITY                                  (unaudited)         (audited)
  CURRENT LIABILITIES
     Current portion of long-term debt                                  $    753         $    882
     Accounts payable                                                      5,346            8,293
     Accrued liabilities:
        Payroll                                                            1,767            2,423
        Taxes                                                              1,205              810
        Other                                                              5,760            3,701
                                                                        --------         --------
          Total Accrued Liabilities                                        8,732            6,934

     Deferred revenue                                                     10,401           11,611
                                                                        --------         --------

               TOTAL CURRENT LIABILITIES                                  25,232           27,720

Long-term debt                                                               691            1,198
Other liabilities                                                          2,988            3,271

SHAREHOLDERS' EQUITY
    Capital stock:
        Preferred stock, no par value;
        authorized 5,000,000 shares; none issued                              --               --
        Common stock, $1.00 par value;
        authorized 20,000,000 shares; outstanding
        9,642,033 shares as of September 30, 1999
        and 9,642,033 shares as of June 30, 1999                           9,642            9,642
     Capital contributed in excess of par value                           38,650           38,650
     Retained deficit                                                     (8,434)          (8,486)
     Accumulated other comprehensive income:
        Pension liability, net of tax                                     (3,262)          (3,262)
        Cumulative translation adjustment                                 (4,912)          (4,880)
                                                                        --------         --------
                                                                          31,684           31,664
     Less - Notes receivable                                                 398              398
                                                                        --------         --------
          TOTAL SHAREHOLDERS' EQUITY                                      31,286           31,266
                                                                        --------         --------

               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 60,197         $ 63,455
                                                                        ========         ========


See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (unaudited; in thousands)


                                                                                   THREE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                ---------------------------
                                                                                  1999              1998
                                                                                  ----              ----
OPERATING ACTIVITIES
     Net income                                                                 $     52          $     52
     Adjustments to reconcile net income to
     net cash used in operating activities:
         Depreciation and amortization                                               385               539
         Changes in operating assets and liabilities:
              Accounts receivable                                                 (3,452)            2,168
              Prepaid expenses and other assets                                     (108)             (572)
              Accounts payable                                                    (3,076)           (1,896)
              Accrued liabilities                                                  1,747            (5,098)
              Deferred revenue                                                    (1,360)           (1,640)
              Income taxes receivable                                              2,888                --
              Deferred income taxes                                               (1,027)               --
              Other liabilities                                                     (283)             (232)
                                                                                --------          --------
                 NET CASH USED IN OPERATING ACTIVITIES                            (4,234)           (6,679)

INVESTING ACTIVITIES
     Payments for property and equipment                                             (79)             (183)
     Other                                                                           (38)               --
                                                                                --------          --------
                 NET CASH USED IN INVESTING ACTIVITIES                              (117)             (183)

FINANCING ACTIVITIES
     Net borrowings (repayments) under debt agreements,
        capital lease agreements and notes payable                                  (684)            2,181
     Common stock repurchased and retired                                             --              (387)
     Other                                                                            --                66
                                                                                --------          --------
                 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                (684)            1,860

Effect of exchange rate changes                                                      (44)             (269)
                                                                                --------          --------

NET DECREASE IN CASH                                                              (5,079)           (5,271)

CASH AT BEGINNING OF PERIOD                                                       31,794            49,102
                                                                                --------          --------

CASH AT END OF PERIOD                                                           $ 26,715          $ 43,831
                                                                                ========          ========

SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                                                        $     23          $     42
                                                                                ========          ========

  Cash paid for income taxes                                                    $    168          $  3,150
                                                                                ========          ========


     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - GENERAL INFORMATION

       The condensed consolidated financial statements included herein have been prepared by Comshare, Incorporated (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K. Certain amounts in the fiscal 1999 financial statements have been reclassified to conform with fiscal 2000 presentations.

       In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, required to present fairly its consolidated statement of operations and the consolidated statement of comprehensive income for the three months ended September 30, 1999 and 1998, the consolidated balance sheet as of September 30, 1999 and the consolidated statement of cash flows for the three months ended September 30, 1999 and 1998.

       The results of operations for the three months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected in future quarters or the full fiscal year. The software industry is generally characterized by seasonal trends.


NOTE B - COMPUTER SOFTWARE

       In prior years, the costs of developing and purchasing new software products and enhancements to existing software products were capitalized after technological feasibility was established. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs required considerable judgment by management with respect to various external factors. In the last several years, product upgrades for the Company's products have been released regularly with an almost continuous product development cycle. This has reduced the time between establishing technological feasibility and general release to the public. Based on these continuous product life cycles, software costs qualifying for capitalization will be insignificant. Accordingly, the Company has not capitalized any software development costs during the three months ended September 30, 1999 and does not anticipate capitalizing future software development costs.


NOTE C - BORROWINGS

       The Company has a $10 million credit agreement which expires on September 30, 2001. Borrowings are secured by accounts receivable and the credit agreement contains covenants regarding, among other things, earnings leverage, net worth and payment of dividends. Under the terms of the credit agreement, the Company is not permitted to pay cash dividends on its common stock. Borrowings under this credit agreement were approximately $0.7 million and total available borrowings were $10 million at September 30, 1999. Borrowings available at any time are based on the lower of $10 million or a percentage of worldwide eligible accounts receivable and cash. At September 30, 1999, the interest rate on borrowings denominated in Japanese yen and Swiss francs, which were used to hedge receivables in those currencies, varied between 1.8% and 2.9%.

       Separately, in August 1997, the Company's United Kingdom subsidiary entered into a $1.2 million loan agreement, which matures on May 31, 2000. The Company had outstanding borrowings of $0.3 million under this agreement at September 30, 1999, which are classified as a capital lease. The interest rate was 10.4% at September 30, 1999.

                             COMSHARE, INCORPORATED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE D - FINANCIAL INSTRUMENTS

       The Company, at various times, enters into forward exchange contracts to hedge certain exposures related to identifiable foreign currency transactions that are relatively certain as to both timing and amount. Gains and losses on the forward contracts are recognized concurrently with the gains and losses from the underlying transactions. The forward exchange contracts used are classified as "held for purposes other than trading." The Company does not use any other types of derivative financial instruments to hedge such exposures, nor does it use derivatives for speculative purposes. At September 30, 1999 and June 30, 1999, the Company had forward foreign currency exchange contracts outstanding of approximately $1.4 million and $2.9 million (notional amounts), respectively, denominated in foreign currencies. The contracts outstanding at September 30, 1999 mature at various dates through January 14, 2000 and are intended to hedge various foreign currency commitments due from the Company's distributors. Due to the short term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amounts at September 30, 1999 and June 30, 1999.


NOTE E - FINANCIAL ACCOUNTING STANDARDS

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


NOTE F - SEGMENT REPORTING

       The Company has only one reportable segment - the development, marketing and support of client/server financial analytic applications software for management planning and control. Revenue is derived from the licensing of software and the provision of related services, that include product implementation, consulting, training and support.

       No single customer accounted for more that 10% of the Company's total revenue in the three months ended September 30, 1999 and 1998. In addition, the Company is not dependent on any single customer or group of customers. Geographic segment information is as follows:

                             COMSHARE, INCORPORATED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                        THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                       1999           1998
                                                                    ---------       --------
REVENUE FROM EXTERNAL CUSTOMERS:
     United States                                                   $  7,501       $  8,352
     United Kingdom                                                     3,193          3,481
     Other countries                                                    3,812          5,326
                                                                     --------       --------
          TOTAL REVENUE                                              $ 14,506       $ 17,159
                                                                     ========       ========

OPERATING INCOME:
     United States                                                   $ (1,120)      $     92
     United Kingdom                                                     1,064           (332)
     Other countries                                                    2,611          2,608
                                                                     --------       --------
          Total operating income                                        2,555          2,368

Unallocated expenses                                                   (2,473)        (2,288)
                                                                     --------       --------
INCOME BEFORE TAXES                                                  $     82       $     80
                                                                     ========       ========

IDENTIFIABLE ASSETS:
     United States                                                   $ 48,433       $ 52,038
     United Kingdom and other countries                                11,764         29,983
                                                                     --------       --------
          TOTAL IDENTIFIABLE ASSETS                                  $ 60,197       $ 82,021
                                                                     ========       ========


       Unallocated expenses consist of general corporate expenses, internal research and product development expenses, interest expense and interest income.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       The following discussion and analysis sets forth information for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.


RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain financial data as a percentage of total revenue.


                                                                          THREE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                       ---------------------
                                                                         1999          1998
                                                                         ----          ----
REVENUE
   Software licenses                                                     36.6%         35.7%
   Software maintenance                                                  39.6          41.5
   Implementation, consulting and other services                         23.8          22.8
                                                                        -----         -----
       TOTAL REVENUE                                                    100.0         100.0

COSTS AND EXPENSES
   Selling and marketing                                                 40.1          40.4
   Cost of revenue and support                                           36.1          37.3
   Internal research and product development                             14.8          13.1
   General and administrative                                            10.2          11.5
                                                                        -----         -----
        TOTAL COSTS AND EXPENSES                                        101.2         102.3

LOSS FROM OPERATIONS                                                     (1.2)         (2.3)

OTHER INCOME (EXPENSE)
   Interest income                                                        2.7           3.3
   Interest expense                                                      (0.2)         (0.5)
   Exchange loss                                                         (0.7)         --
                                                                        -----         -----
        TOTAL OTHER INCOME                                                1.8           2.8

INCOME BEFORE TAXES                                                       0.6           0.5

Provision for income taxes                                                0.2           0.2
                                                                        -----         -----

NET INCOME                                                                0.4%          0.3%
                                                                        =====         =====

REVENUE


                                                                          THREE MONTHS ENDED            PERCENT
                                                                            SEPTEMBER 30,               CHANGE
                                                                       -------------------------      ------------
                                                                        1999             1998
                                                                        ----             ----
                                                                           (in thousands)
REVENUE
     Software licenses                                                   $ 5,302         $ 6,126         (13.5)%
     Software maintenance                                                  5,748           7,114         (19.2)
     Implementation, consulting and other services                         3,456           3,919         (11.8)
                                                                         -------         -------

            TOTAL REVENUE                                                $14,506         $17,159         (15.5)%
                                                                         =======         =======


       Total revenue decreased 15.5% in the three months ended September 30, 1999, compared to the prior year, primarily due to the sale of the Company's French and German operations and their conversion to distributorships during the quarter ended December 31, 1998. As a result of the sales of these operations, software licenses revenue, software maintenance revenue and implementation, consulting and other services revenue decreased. Revenue for the three months ended September 30, 1998, reflecting the Company's French and German operations as distributors ("on a comparable basis"), was $16 million.

       Software license fees were $5.3 million for the three months ended September 30, 1999 and $5.8 million for the three months ended September 30, 1998, on a comparable basis. The decrease in license fees, on a comparable basis, was primarily due to a decline in sales of the Company's older products, which was partially offset by sales of newer products. License fees for BudgetPLUS grew 76%, or $0.8 million, compared to the year ago quarter. In addition, FDC license fees grew 26%, or $0.3 million and Decision license fees grew 22%, or $0.3 million, compared to the year ago quarter.

       Software maintenance revenue was $5.7 million for the three months ended September 30, 1999 and $6.7 million for the same period a year ago, on a comparable basis. The Company experienced growth in maintenance revenue from newer products, primarily BudgetPLUS, offset by a decline in maintenance revenue from older desktop products and mainframe software. Total mainframe software maintenance revenue decreased 28% in the three months ended September 30, 1999 compared to last year, primarily due to expected mainframe maintenance cancellations and continued migration to client/server platforms.

       Implementation, consulting and other services revenue was $3.5 million for the three months ended September 30, 1999 and 1998, on a comparable basis.


COSTS AND EXPENSES


                                                                        THREE MONTHS ENDED            PERCENT
                                                                          SEPTEMBER 30,               CHANGE
                                                                    ---------------------------      ----------
                                                                       1999             1998
                                                                       ----             ----
                                                                          (in thousands)
COST AND EXPENSES
  Selling and marketing                                                 $ 5,817         $ 6,938       (16.2)%
  Cost of revenue and support                                             5,238           6,406       (18.2)
  Internal research and product development                               2,150           2,247        (4.3)
  General and administrative                                              1,479           1,977       (25.2)
                                                                        -------         -------

          TOTAL COSTS AND EXPENSES                                      $14,684         $17,568       (16.4)%
                                                                        =======         =======


       Total costs and expenses decreased 16.4% in the three months ended September 30, 1999 compared to the prior year, primarily due to the Company's sale of its French and German operations and their conversion to distributorships during the quarter ended December 31, 1998. As a result of these sales, all operating costs were favorably impacted. On a comparable basis, total costs and expenses were $16.0 million for the three months ended September 30, 1998. The decrease from the same period one year ago is primarily due to cost reduction actions taken to lower administrative and marketing costs and reduced cost of sales due to improved distribution procedures.


OTHER INCOME AND EXPENSE


                                                                         THREE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                    -------------------------
                                                                        1999          1998
                                                                        ----          ----
                                                                         (in thousands)
OTHER INCOME (EXPENSE)
    Interest income                                                  $ 386           $ 569
    Interest expense                                                   (22)            (87)
    Exchange gain (loss)                                              (104)              7
                                                                     -----           -----

         TOTAL OTHER INCOME                                          $ 260           $ 489
                                                                     =====           =====

       Lower average cash balances during the three months ended September 30, 1999 resulted in decreased interest income compared to the three months ended September 30, 1998.

FOREIGN CURRENCY

       For the three months ended September 30, 1999, 48.3% of the Company's total revenue was from outside North America compared with 51.3% for the three months ended September 30, 1998. Most of the Company's international revenue is denominated in foreign currencies. The Company recognizes currency transaction gains and losses in the period of occurrence. As currency rates are constantly changing, these gains and losses can, at times, fluctuate greatly. The Company's future operating results may be adversely impacted by the overall strengthening of the U.S. dollar against foreign currencies of countries where the Company conducts business; conversely, future operating results may be favorably impacted by an overall weakening of the U.S. dollar against foreign currencies. For the three months ended September 30, 1999, foreign currency fluctuations did not have a material impact on the Company's revenues, operating expenses or net income.

       The Company had several forward exchange contracts totaling a notional amount of $1.4 million, outstanding at September 30, 1999. See Note D of Notes to Condensed Consolidated Financial Statements.


PROVISION FOR INCOME TAXES

       The effective income tax rate in the three months ended September 30, 1999 and 1998 was approximately 35%, as the Company recorded a provision for income taxes on its operating income in the first quarter of fiscal 2000 and fiscal 1999.

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


LIQUIDITY AND CAPITAL RESOURCES

       At September 30, 1999, cash and cash equivalents were $26.7 million, compared with cash and cash equivalents of $31.8 million at June 30, 1999. The decrease in cash and cash equivalents is principally due to increased accounts receivables, primarily due to the slow payment by several foreign distributors during the three months ended September 30, 1999.

       Net cash used in operating activities was $4.2 million in the three months ended September 30, 1999, compared with $6.7 million in the three months ended September 30, 1998. The decrease in net cash used in operating activities was primarily due an income tax refund of $1.9 million, decreased accounts payable and increased accounts receivable, during the three months ended September 30, 1999.

       Net cash used in investing activities was $0.1 million in the three months ended September 30, 1999, compared with $0.2 million in the three months ended September 30, 1998. The Company purchases most of its computer equipment under operating leases. At September 30, 1999, the Company did not have any material capital expenditure commitments.

       Net cash used in financing activities was $0.7 million in the three months ended September 30, 1999, compared with net cash provided by financing activities of $1.9 million in the same period one year ago. The net cash used in financing activities was primarily due to the repayment of borrowings under debt agreements and capital leases compared to net borrowings during the quarter ended September 30, 1998.

       Total assets were $60.2 million at September 30, 1999, compared with total assets of $63.5 million at June 30, 1999. Working capital as of September 30, 1999 was $22.9 million, compared with $24.5 million as of June 30, 1999. The decrease in total assets from June 30, 1999 to September 30, 1999 was primarily due to the decline in cash and cash equivalents during the three months ended September 30, 1999.

       The Company has a $10 million credit agreement which expires on September 30, 2001. Borrowings are secured by accounts receivable and the credit agreement contains covenants regarding, among other things, earnings leverage, net worth and payment of dividends. Under the terms of the credit agreement, the Company is not permitted to pay cash dividends on its common stock. Borrowings under this credit agreement were approximately $0.7 million and total available borrowings were $10 million at September 30, 1999. Borrowings available at any time are based on the lower of $10 million or a percentage of worldwide eligible accounts receivable and cash. At September 30, 1999, the interest rate on borrowings denominated in Japanese yen Swiss francs, which were used to hedge receivables in those currencies, varied between 1.8% and 2.9%.

       Separately, in August 1997, the Company's European subsidiary entered into a $1.2 million loan agreement, which matures on May 31, 2000. The Company had outstanding borrowings of $0.3 million under this agreement at September 30, 1999, which are classified as a capital lease. The interest rate was 10.4% at September 30, 1999.

       The Company believes that the combination of present cash balances and amounts available under credit facilities will be sufficient to meet the Company's currently anticipated cash requirements for at least the next twelve months. The foregoing statement is a "forward looking statement" within the meaning of the Securities and Exchange Act of 1934, as amended. The extent to which such sources will be sufficient to meet the Company's anticipated cash requirements is subject to a number of uncertainties, including the ability of the Company's operations to generate sufficient cash to support operations, and other uncertainties described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement."

MARKET SENSITIVITY ANALYSIS

       The Company is exposed to market risk from changes in foreign exchange and interest rates. To reduce the risk from changes in foreign exchange rates, the Company selectively uses financial instruments. The Company does not hold or issue financial instruments for trading purposes.

       The Company, at various times, denominates borrowings in foreign currencies and enters into forward exchange contracts to hedge exposures related to foreign currency transactions. The Company does not use any other types of derivatives to hedge such exposures nor does it speculate in foreign currency. In general, the Company uses forward exchange contracts to hedge against large selective transactions that present the most exposure to exchange rate fluctuations. At September 30, 1999 and June 30, 1999, the Company had forward contracts of approximately $1.4 million and $2.9 million (notional amounts), respectively, denominated in foreign currencies. The contracts outstanding at September 30, 1999 mature through January 14, 2000 and are intended to hedge various foreign currency commitments due from the Company's distributors. Due to the short term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amounts at September 30, 1999 and June 30, 1999.

       Gains and losses on the forward contracts are largely offset by gains and losses on the underlying exposure. The Company conducts business in approximately 13 foreign currencies, predominately British pounds and Japanese yen. A hypothetical 10 percent appreciation of the U.S. dollar from September 30, 1999 market rates would increase the unrealized value of the Company's forward contracts and a hypothetical 10 percent depreciation of the U.S. dollar from September 30, 1999 market rates would decrease the unrealized value of the Company's forward contracts. In either scenario, the gains or losses on the forward contracts would be largely offset by the gains or losses on the underlying transactions.

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


YEAR 2000

       The following discussion contains information regarding Year 2000 readiness, and constitutes a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Information and Readiness Disclosure Act of 1998.

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

       The Company has tested and modified the most current versions of its products to be Year 2000 compliant. The Company believes that all of its current client/server and web-architected products are Year 2000 compliant (including BudgetPLUS, Decision, DecisionWeb and FDC). The Company has released new versions of its principal mainframe and desktop products that it believes are Year 2000 compliant. Any issues that are identified are addressed on an ongoing basis. The Company has no plans to make earlier versions of its products Year 2000 compliant and has made substantial efforts to contact customers informing them of this decision.

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

       Certain of the Company's older products will not be made Year 2000 complaint in any version. The Company has ceased providing further maintenance services for those products and has not renewed maintenance contracts with customers using these products for periods after September, 1999.

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

       Most of the costs incurred by the Company to date on Year 2000 compliance issues have been internal staff costs and costs relating to normal product upgrades, which would have been incurred in any event. The Company estimates that it has spent approximately $1.4 million in fiscal 1999 and less than $0.1 million in the first quarter of fiscal 2000 on personnel, upgrades and consulting, which are directly or indirectly related to Year 2000 compliance. The Company presently expects that its future costs relating to Year 2000 compliance for periods after September 30, 1999, including replacement systems, will be approximately $0.2 million. These cost estimates are subject to a number of uncertainties, which could result in actual costs exceeding the estimated amounts including, but not limited to, undetected errors or defects discovered in connection with the remediation process or operation of the Company's systems after December 31, 1999, resulting in the need to either replace more of the systems than originally expected and/or hire more personnel or third party firms to assist in the remediation process, or the failure of a Third Party Supplier to become Year 2000 compliant, resulting in the need for the Company to implement contingency plans, the cost of which are not included in the above estimates.

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


SAFE HARBOR STATEMENT

       Certain information in this Form 10-Q Report contains "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, including those concerning the Company's future results, strategy and product releases. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to, the demand for the Company's products and services; the size, timing and recognition of revenue from significant orders; increased competition and pricing pressures from competitors; the Company's success in and expense associated with developing, introducing and shipping new products; new product introductions and announcements by the Company's competitors; changes in Company strategy; product life cycles; the cost and continued availability of third party software and technology incorporated into the Company's products; the impact of rapid technological advances, evolving industry standards and changes in customer requirements, including the impact on the Company's revenues of Microsoft's OLAP database; the impact of recent changes in North American and international sales personnel and the overall competition for key employees; cancellations of maintenance and support agreements; software defects; changes in operating expenses; variations in the amount of cost savings anticipated to result from cost reduction actions; the impact of cost reduction actions on the Company's operations; fluctuations in foreign exchange rates; the impact of undetected errors or defects associated with the Year 2000 date functions on the Company's current products and internal systems; the ability of the Company to generate sufficient future taxable income or to execute available tax strategies required to realize deferred tax assets; economic conditions generally or in specific industry segments;

risks inherent in seeking and consummating acquisitions, including the diversion of management attention to the assimilation of the operations and personnel of acquired businesses, the ability of the Company to successfully integrate acquired businesses and the impact on the Company's results and financial condition from debt issued, liabilities acquired and additional expenses incurred in connection with such acquisitions. In addition, a significant portion of the Company's revenue in any quarter is typically derived from non-recurring license fees, a substantial portion of which is booked in the last month of a quarter. Since the purchase of the Company's products is relatively discretionary and generally involves a significant commitment of capital, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or cancelled. Further, the Company's expense levels are based, in part, on its expectations as to future revenue and a significant portion of the Company's expenses do not vary with revenue. As a result, if revenue is below expectations, results of operations are likely to be materially, adversely affected.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations"


PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) The exhibit included with this Form 10-Q is set forth on the Index to Exhibits.

(B) Reports on Form 8-K.

    There were no reports on Form 8-K filed during the quarter ended September 30, 1999.

                                    SIGNATURE



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:  NOVEMBER 9,  1999                   COMSHARE, INCORPORATED
                                                 (Registrant)




                                           /s/ Kathryn A. Jehle
                                           ---------------------

                                           Kathryn A. Jehle
                                           Senior Vice President,
                                           Chief Financial Officer,
                                           Treasurer and Assistant Secretary

                                INDEX TO EXHIBITS



EXHIBIT NO.                    DESCRIPTION
-----------                    -----------

 4.01    Second Amendment and Waiver to Credit Agreement

10.01    First Amendment to the Comshare, Incorporated Employee Stock Purchase
         Plan

10.02    Second Amendment to the Comshare, Incorporated Employee Stock Purchase
         Plan

10.03    Third Amendment to the Comshare, Incorporated Employee Stock Purchase
         Plan

10.04 First Amendment to the Comshare, Incorporated 1998 Global Employee Stock Option Plan

10.05    First Amendment to the Comshare, Incorporated Directors' Stock Option
         Plan

27       Financial Data Schedule