Form 10-Q
period 1999-12-31
COMSHARE INC
filed 2000-02-11
CIK 201513

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                 ---------------

          X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        -----        OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        -----        OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____ to _____.


                          COMMISSION FILE NUMBER 0-4096

                                 ---------------

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
Yes    X     No
     ----       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of DECEMBER 31, 1999.

                                                  OUTSTANDING AT
          CLASS OF COMMON STOCK                  DECEMBER 31, 1999
          ---------------------                  -----------------

              $1.00 PAR VALUE                    9,645,065 SHARES

                             COMSHARE, INCORPORATED

                                      INDEX


                                                                                                     Page No.
PART I - FINANCIAL INFORMATION


       ITEM 1. FINANCIAL STATEMENTS


         Condensed Consolidated Statements of Operations
             For the Three and Six Months Ended December 31, 1999 and 1998...............................3

         Consolidated Statements of Comprehensive Income
             For the Three and Six Months Ended December 31, 1999 and 1998...............................4


         Condensed Consolidated Balance Sheets as of
             December 31, 1999 and June 30, 1999.........................................................5


         Condensed Consolidated Statement of Cash Flows for the
             Six Months Ended December 31, 1999 and 1998.................................................7


         Notes to Condensed Consolidated Financial Statements............................................8


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS......................................................11


       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............................20


PART II - OTHER INFORMATION

       ITEM 1.  LEGAL PROCEEDINGS.......................................................................20

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................20

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K........................................................21

       SIGNATURE....................................................................................... 22

       INDEX TO EXHIBITS................................................................................23

PART I. - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS


                             COMSHARE, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited; in thousands, except per share data)


                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                          DECEMBER 31,                     DECEMBER 31,
                                                      1999            1998            1999            1998
                                                   ----------      ----------      ----------      ----------
REVENUE
     Software licenses                             $    5,566      $    6,109      $   10,868      $   12,235
     Software maintenance                               6,006           6,508          11,754          13,622
     Implementation, consulting
          and other services                            3,451           4,308           6,907           8,227
                                                   ----------      ----------      ----------      ----------
TOTAL REVENUE                                          15,023          16,925          29,529          34,084

COSTS AND EXPENSES
     Selling and marketing                              5,932           6,629          11,749          13,567
     Cost of revenue and support                        5,733           6,463          10,971          12,869
     Internal research and product development          2,136           2,130           4,286           4,377
     General and administrative                         1,472           2,082           2,951           4,059
                                                   ----------      ----------      ----------      ----------
TOTAL COSTS AND EXPENSES                               15,273          17,304          29,957          34,872
                                                   ----------      ----------      ----------      ----------

LOSS FROM OPERATIONS                                     (250)           (379)           (428)           (788)

OTHER INCOME (EXPENSE)
     Interest income                                      352             512             738           1,081
     Interest expense                                     (22)            (52)            (44)           (139)
     Exchange gain (loss)                                  10              39             (94)             46
                                                   ----------      ----------      ----------      ----------
TOTAL OTHER INCOME                                        340             499             600             988

INCOME BEFORE TAXES                                        90             120             172             200
Provision for income taxes                                 31              40              61              68
                                                   ----------      ----------      ----------      ----------

NET INCOME                                         $       59      $       80      $      111      $      132
                                                   ==========      ==========      ==========      ==========

SHARES USED IN BASIC EPS COMPUTATION                    9,604           9,752           9,623           9,846
                                                   ==========      ==========      ==========      ==========

SHARES USED IN DILUTED EPS COMPUTATION                  9,735           9,752           9,685           9,846
                                                   ==========      ==========      ==========      ==========

NET INCOME  PER COMMON SHARE - BASIC EPS           $     0.01      $     0.01      $     0.01      $     0.01
                                                   ==========      ==========      ==========      ==========

NET INCOME PER COMMON SHARE - DILUTED EPS          $     0.01      $     0.01      $     0.01      $     0.01
                                                   ==========      ==========      ==========      ==========

     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (unaudited, in thousands)


                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                 DECEMBER 31,                     DECEMBER 31,
                                            1999             1998            1999             1998
                                          --------         --------        --------         --------

Net income                                $     59         $     80        $    111         $    132

Other comprehensive income (loss):
   Currency translation adjustment             (41)               4             (73)             381
                                          --------         --------        --------         --------

COMPREHENSIVE INCOME                      $     18         $     84        $     38         $    513
                                          ========         ========        ========         ========



     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                       DECEMBER 31,         June 30,
                                                          1999                1999
                                                      ------------        ------------
ASSETS                                                 (unaudited)          (audited)

CURRENT ASSETS
     Cash and cash equivalents                        $     27,468        $     32,212
     Accounts receivable, net                               16,870              14,723
     Deferred income taxes                                     654                 654
     Prepaid expenses and other current assets               1,850               4,585
                                                      ------------        ------------

          TOTAL CURRENT ASSETS                              46,842              52,174

Property and equipment, at cost
     Computers & other equipment                            11,223              11,099
     Leasehold improvements                                  3,057               2,893
                                                      ------------        ------------
                                                            14,280              13,992

     Less - Accumulated depreciation                        11,990              11,354
                                                      ------------        ------------

     Property and equipment, net                             2,290               2,638


Goodwill, net                                                1,331               1,330

Deferred income taxes                                        6,094               5,067

Other assets                                                 2,221               2,246
                                                      ------------        ------------

          TOTAL ASSETS                                $     58,778        $     63,455
                                                      ============        ============


     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                  DECEMBER 31,           June 30,
                                                                     1999                 1999
                                                                 ------------         ------------
LIABILITIES AND SHAREHOLDERS' EQUITY                              (unaudited)           (audited)

  CURRENT LIABILITIES
     Current portion of long-term debt                           $        592         $        882
     Accounts payable                                                   3,728                5,871
     Accrued liabilities:
        Payroll                                                         1,397                1,864
        Taxes                                                           1,313                  808
        Other                                                           5,457                6,684
                                                                 ------------         ------------
          Total accrued liabilities                                     8,167                9,356

     Deferred revenue                                                  11,025               11,611
                                                                 ------------         ------------

               TOTAL CURRENT LIABILITIES                               23,512               27,720

Long-term debt                                                            532                1,198
Other liabilities                                                       3,089                3,271

SHAREHOLDERS' EQUITY
    Capital stock:
        Preferred stock, no par value;
        authorized 5,000,000 shares; none issued                            -                    -
        Common stock, $1.00 par value;
        authorized 20,000,000 shares; outstanding
        9,645,065 shares as of December 31, 1999
        and 9,642,033 shares as of June 30, 1999                        9,645                9,642
     Capital contributed in excess of par value                        38,590               38,650
     Retained deficit                                                  (8,375)              (8,486)
     Accumulated other comprehensive income:
        Pension liability, net of tax                                  (3,262)              (3,262)
        Cumulative translation adjustment                              (4,953)              (4,880)
                                                                 ------------         ------------
                                                                       31,645               31,664
     Less - Notes receivable                                                -                  398
                                                                 ------------         ------------
          TOTAL SHAREHOLDERS' EQUITY                                   31,645               31,266
                                                                 ------------         ------------

               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $     58,778         $     63,455
                                                                 ============         ============


     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (unaudited; in thousands)


                                                                     SIX MONTHS ENDED
                                                                       DECEMBER 31,
                                                              -----------------------------
                                                                 1999               1998
                                                              ----------         ----------
OPERATING ACTIVITIES
     Net income                                               $      111         $      132
     Adjustments to reconcile net income to
     net cash used in operating activities:
         Depreciation and amortization                               711              1,042
         Changes in operating assets and liabilities:
              Accounts receivable                                 (1,996)             2,600
              Prepaid expenses and other assets                     (113)              (312)
              Accounts payable                                    (2,223)            (3,828)
              Accrued liabilities                                 (1,044)            (7,164)
              Deferred revenue                                      (676)            (1,503)
              Deferred income taxes                                1,861                  -
              Other liabilities                                     (182)              (380)
                                                              ----------         ----------
                 NET CASH USED IN OPERATING ACTIVITIES            (3,551)            (9,413)

INVESTING ACTIVITIES
     Payments for property and equipment                            (295)              (383)
     Other                                                             7                219
                                                              ----------         ----------
                 NET CASH USED IN INVESTING ACTIVITIES              (288)              (164)

FINANCING ACTIVITIES
     Net repayments under debt agreements,
        capital lease agreements and notes payable                  (985)              (611)
     Common stock repurchased and retired                              -             (2,835)
     Other                                                           189                279
                                                              ----------         ----------
                 NET CASH USED IN FINANCING ACTIVITIES              (796)            (3,167)

Effect of exchange rate changes                                     (109)                64
                                                              ----------         ----------

NET DECREASE IN CASH                                              (4,744)           (12,680)

CASH AT BEGINNING OF PERIOD                                       32,212             49,102
                                                              ----------         ----------

CASH AT END OF PERIOD                                         $   27,468         $   36,422
                                                              ==========         ==========

SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                                      $       25         $       52
                                                              ==========         ==========

  Cash paid for income taxes                                  $      297         $    3,516
                                                              ==========         ==========

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

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, required to present fairly its consolidated statements of operations and the consolidated statements of comprehensive income for the three and six months ended December 31, 1999 and 1998, the consolidated balance sheet as of December 31, 1999 and the consolidated statements of cash flows for the six months ended December 31, 1999 and 1998.

     The results of operations for the three and six months ended December 31, 1999 and 1998 are not necessarily indicative of the results to be expected in future quarters or the full fiscal year. The software industry is generally characterized by seasonal trends.


NOTE B - COMPUTER SOFTWARE

     Product upgrades for the Company's products have been released regularly with an almost continuous product development cycle. This has reduced the time between establishing technological feasibility and general release to the public. Based on these continuous product life cycles, software costs qualifying for capitalization will be insignificant. Accordingly, the Company does not capitalize any software development costs and does not anticipate capitalizing future software development costs.


NOTE C - BORROWINGS

     The Company has a $10 million credit agreement, which expires on September 30, 2001. Borrowings are secured by accounts receivable and the credit agreement contains covenants regarding, among other things, earnings leverage, net worth and payment of dividends. Under the terms of the credit agreement, the Company is not permitted to pay cash dividends on its common stock. Borrowings under this credit agreement were approximately $0.5 million and total available borrowings were $10 million at December 31, 1999. Borrowings available at any time are based on the lower of $10 million or a percentage of worldwide eligible accounts receivable and cash. At December 31, 1999, the interest rate on borrowings denominated in Japanese yen, which were used to hedge yen based receivables, was 3.34%.

     Separately, in August 1997, the Company's United Kingdom subsidiary entered into a $1.2 million loan agreement, which matures on May 31, 2000. The Company had outstanding borrowings of $0.2 million under this agreement at December 31, 1999, which are classified as a capital lease. The interest rate was 10.4% at December 31, 1999.

                             COMSHARE, INCORPORATED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE D - FINANCIAL INSTRUMENTS

     The Company, at various times, enters into forward exchange contracts to hedge certain exposures related to identifiable foreign currency transactions that are relatively certain as to both timing and amount. Gains and losses on the forward contracts are recognized concurrently with the gains and losses from the underlying transactions. The forward exchange contracts used are classified as "held for purposes other than trading." The Company does not use any other types of derivative financial instruments to hedge such exposures, nor does it use derivatives for speculative purposes. At December 31, 1999 and June 30, 1999, the Company had forward foreign currency exchange contracts outstanding of approximately $6.4 million and $2.9 million (notional amounts), respectively, denominated in foreign currencies. The contracts outstanding at December 31, 1999 mature at various dates through September 22, 2000 and are intended to hedge various foreign currency commitments due from the Company's distributors. Due to the short term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amounts at December 31, 1999 and June 30, 1999.


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


NOTE F - LITIGATION

     The shareholder class action against Comshare has been dismissed. During fiscal 1996, a shareholder class action suit (In Re Comshare, Incorporated Securities Litigation) was filed against the Company and certain of its officers and directors. On September 18, 1997, the U.S. District Court dismissed all related claims. The plaintiffs appealed the dismissal of the action to the U.S. Court of Appeals for the Sixth Circuit. On July 8, 1999, the Court of Appeals affirmed the dismissal of the action by the District Court. The plaintiffs sought a rehearing before the entire Sixth Circuit Court of Appeals, which was denied by that Court on August 23, 1999. The plaintiffs did not petition the U.S. Supreme Court to hear an appeal of the dismissal within the required time frame, and the dismissal of the action became final in November 1999.


NOTE G - SEGMENT REPORTING

     The Company has only one reportable segment - the development, marketing and support of client/server financial analytic applications software for management planning and control. Revenue is derived from the licensing of software and the provision of related services, that include product implementation, consulting, training and support.

     No single customer accounted for more that 10% of the Company's total revenue in the three and six months ended December 31, 1999 and 1998. In addition, the Company is not dependent on any single customer or group of customers. Geographic segment information is as follows:

                             COMSHARE, INCORPORATED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



                                               THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                   DECEMBER 31,                             DECEMBER 31,
                                            1999                1998                  1999                 1998
                                        ------------         ------------         ------------         ------------
REVENUE FROM EXTERNAL CUSTOMERS:
     United States                      $      7,711         $      7,970         $     15,212         $     16,322
     United Kingdom                            3,058                3,292                6,251                6,773
     Other countries                           4,254                5,663                8,066               10,989
                                        ------------         ------------         ------------         ------------
          TOTAL REVENUE                 $     15,023         $     16,925         $     29,529         $     34,084
                                        ============         ============         ============         ============

OPERATING INCOME (LOSS):
     United States                      $       (497)        $       (799)        $     (1,617)        $       (707)
     United Kingdom                              726                  478                1,790                  146
     Other countries                           2,489                2,911                5,100                5,519
                                        ------------         ------------         ------------         ------------
          TOTAL OPERATING INCOME               2,718                2,590                5,273                4,958

Unallocated expenses                          (2,628)              (2,470)              (5,101)              (4,758)
                                        ------------         ------------         ------------         ------------
Income before taxes                     $         90         $        120         $        172         $        200
                                        ============         ============         ============         ============


                                              AS OF DECEMBER 31,
                                            1999             1998
                                        ------------     -----------
IDENTIFIABLE ASSETS:
     United States                      $     44,478     $    47,135
     United Kingdom and other countries       14,300          26,020
                                        ------------     -----------
          TOTAL IDENTIFIABLE ASSETS     $     58,778     $    73,155
                                        ============     ===========






     Unallocated expenses consist of general corporate expenses, internal research and product development expenses, interest expense and interest income.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis sets forth information for the three and six months ended December 31, 1999 compared to the three and six months ended December 31, 1998. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.


RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain financial data as a percentage of total revenue.


                                                       THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                           DECEMBER 31,                        DECEMBER 31,
                                                    --------------------------          --------------------------
                                                      1999              1998              1999              1998
                                                    --------          --------          --------          --------
REVENUE
   Software licenses                                    37.0%             36.1%             36.8%             35.9%
   Software maintenance                                 40.0              38.4              39.8              40.0
   Implementation, consulting and
     other services                                     23.0              25.5              23.4              24.1
                                                    --------          --------          --------          --------
       TOTAL REVENUE                                   100.0             100.0             100.0             100.0

COSTS AND EXPENSES
   Selling and marketing                                39.5              39.2              39.8              39.8
   Cost of revenue and support                          38.2              38.2              37.2              37.8
   Internal research and product development            14.2              12.6              14.5              12.8
   General and administrative                            9.8              12.3              10.0              11.9
                                                    --------          --------          --------          --------
        TOTAL COSTS AND EXPENSES                       101.7             102.3             101.5             102.3

LOSS FROM OPERATIONS                                    (1.7)             (2.3)             (1.5)             (2.3)

OTHER INCOME (EXPENSE)
   Interest income                                       2.3               3.0               2.5               3.2
   Interest expense                                     (0.1)             (0.3)             (0.1)             (0.4)
   Exchange gain (loss)                                  0.1               0.2              (0.3)              0.1
                                                    --------          --------          --------          --------
        TOTAL OTHER INCOME                               2.3               2.9               2.1               2.9

INCOME BEFORE TAXES                                      0.6               0.6               0.6               0.6

Provision for income taxes                               0.2               0.2               0.2               0.2
                                                    --------          --------          --------          --------

NET INCOME                                               0.4%              0.4%              0.4%              0.4%
                                                    ========          ========          ========          ========

REVENUE


                                               THREE MONTHS ENDED           PERCENT             SIX MONTHS ENDED           PERCENT
                                                  DECEMBER 31,               CHANGE               DECEMBER 31,              CHANGE
                                           ------------------------        ---------       ------------------------       ----------
                                             1999            1998                            1999            1998
                                           --------        --------                        --------        --------
                                                (in thousands)                                   (in thousands)
REVENUE
     Software licenses                     $  5,566        $  6,109         (8.9)%         $ 10,868        $ 12,235          (11.2)%
     Software maintenance                     6,006           6,508         (7.7)            11,754          13,622          (13.7)
     Implementation, consulting and
        other services                        3,451           4,308        (19.9)             6,907           8,227          (16.0)
                                           --------        --------                        --------        --------

            TOTAL REVENUE                  $ 15,023        $ 16,925        (11.2)%         $ 29,529        $ 34,084          (13.4)%
                                           ========        ========                        ========        ========





     During the six months ended December 31, 1998, the Company sold its French and German operations and subsequently these operations were converted to distributorships. Revenue for the three and six months ended December 31, 1998, reflecting the Company's French and German operations as distributors ("on a comparable basis"), was $16.7 million and $32.7 million, respectively.

     Software license fees were $5.6 million and $10.9 million for the three and six months ended December 31, 1999, respectively and $6.1 million and $12.0 million for the three and six months ended December 31, 1998, respectively, on a comparable basis. The decrease in license fees, on a comparable basis, was primarily due to a decline in sales of the Company's older products, which was partially offset by increased sales of newer products. License fees for BudgetPLUS grew 18.9%, or $0.3 million and 44%, or $1.1 million for the three and six months ended December 31, 1999, respectively, compared to the same periods one year ago. In addition, FDC license fees grew 66%, or $0.5 million and 42%, or $0.7 million, respectively, compared to the three and six months ended December 31, 1998. License fees in Comshare's direct operations in North America and the United Kingdom increased 16% in the second quarter compared to the same quarter a year ago. The increase was driven by sales of BudgetPLUS and FDC that grew 71% and 117%, respectively, in the direct territories. License fees in the distributor operations decreased 30%, reflecting an unusually high quarter a year ago and relatively low sales of BudgetPLUS.

     Software maintenance revenue was $6.0 million and $11.8 million for the three and six months ended December 31, 1999 and $6.4 million and $13.0 million for the same period one year ago, on a comparable basis. The Company experienced growth in maintenance revenue from newer products, primarily BudgetPLUS, offset by a decline in maintenance revenue from older desktop products and mainframe software. This decline in older desktop and mainframe applications is expected to continue in future periods.

     Implementation, consulting and other services revenue was $3.5 million and $6.9 million for the three and six months ended December 31, 1999, respectively. Implementation, consulting and other services revenue was $4.2 million and $7.7 million for the three and six months ended December 31, 1998, on a comparable basis. The decrease from prior year is primarily due to the decline in license fees and the effect of several large projects, which were completed during the six months ended December 31, 1998.

COSTS AND EXPENSES


                                              THREE MONTHS ENDED       PERCENT       SIX MONTHS ENDED       PERCENT
                                                  DECEMBER 31,         CHANGE           DECEMBER 31,         CHANGE
                                              -------------------     ---------     -------------------     ---------
                                                1999        1998                      1999        1998
                                              -------     -------                   -------     -------
                                                (in thousands)                        (in thousands)

COSTS AND EXPENSES
    Selling and marketing                     $ 5,932     $ 6,629       (10.5)%     $11,749     $13,567       (13.4)%
    Cost of revenue and support                 5,733       6,463       (11.3)       10,971      12,869       (14.7)
    Internal research and product development   2,136       2,130         0.3         4,286       4,377        (2.1)
    General and administrative                  1,472       2,082       (29.3)        2,951       4,059       (27.3)
                                              -------     -------                   -------     -------

        TOTAL COSTS AND EXPENSES              $15,273     $17,304       (11.7)%     $29,957     $34,872       (14.1)%
                                              =======     =======                   =======     =======


     Total costs and expenses decreased 11.7% and 14.1% in the three and six months ended December 31, 1999, respectively, compared to the prior year, reflecting the Company's sale of its French and German operations and their conversion to distributorships during the quarter ended December 31, 1998. As a result of these sales, all operating costs were favorably impacted. On a comparable basis, total costs and expenses were $17 million and $32.9 million for the three and six months ended December 31, 1998, respectively. On a comparable basis, the decreases from the same periods one year ago are primarily due to cost reduction actions taken to lower administrative and marketing costs, reduced cost of sales due to improved distribution procedures and reduced third party royalty expenses.


 OTHER INCOME AND EXPENSE



                                        THREE MONTHS ENDED                      SIX MONTHS ENDED
                                            DECEMBER 31,                          DECEMBER 31,
                                   -----------------------------         -----------------------------
                                      1999              1998               1999                1998
                                   ----------         ----------         ----------         ----------
                                          (in thousands)                         (in thousands)
OTHER INCOME (EXPENSE)
    Interest income                $      352         $      512         $      738         $    1,081
    Interest expense                      (22)               (52)               (44)              (139)
    Exchange gain (loss)                   10                 39                (94)                46
                                   ----------         ----------         ----------         ----------

         TOTAL OTHER INCOME        $      340         $      499         $      600         $      988
                                   ==========         ==========         ==========         ==========



     The decreases in other income for the three and six months ended December 31, 1999, as compared to the same periods one year ago are the result of lower average cash balances this fiscal year, which resulted in decreased interest income.

FOREIGN CURRENCY

     For the three and six months ended December 31, 1999, 48.7% and 48.5%, respectively, of the Company's total revenue was from outside North America compared with 52.9% and 52.1% for the three and six months ended December 31, 1998, respectively. Most of the Company's international revenue is denominated in foreign currencies. The Company recognizes currency transaction gains and losses in the period of occurrence. As currency rates are constantly changing, these gains and losses can, at times, fluctuate greatly. The Company's future operating results may be adversely impacted by the overall strengthening of the U.S. dollar against foreign currencies of countries where the Company conducts business; conversely, future operating results may be favorably impacted by an overall weakening of the U.S. dollar against foreign currencies. For the three and six months ended December 31, 1999, foreign currency fluctuations did not have a material impact on the Company's revenues, operating expenses or net income.

     The Company had several forward exchange contracts totaling a notional amount of $6.4 million, outstanding at December 31, 1999. See Note D of Notes to Condensed Consolidated Financial Statements.


PROVISION FOR INCOME TAXES

     The effective income tax rate in the three and six months ended December 31, 1999 and 1998 was approximately 35%.

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


LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, cash and cash equivalents were $27.5 million, compared with $32.2 million at June 30, 1999. The decrease in cash and cash equivalents is principally due to decreased accounts payable and increased accounts receivables, during the six months ended December 31, 1999.

     Net cash used in operating activities was $3.6 million in the six months ended December 31, 1999, compared with $9.4 million in the six months ended December 31, 1998. The prior year cash used included tax payments related to the sale of the Retail Business and significant payments on restructuring, which did not affect the six months ended December 31, 1999 to the same extent. The six months ended December 31, 1999 also benefited from a tax refund of $1.9 million.

     Net cash used in investing activities was $0.3 million in the six months ended December 31, 1999, compared with $0.2 million in the six months ended December 31, 1998. The Company purchases most of its computer equipment under operating leases. At December 31, 1999, the Company did not have any material capital expenditure commitments.

     Net cash used in financing activities was $0.8 million in the six months ended December 31, 1999, compared to $3.2 million in the same period one year ago. The net cash used in financing activities was primarily due to the Company's stock repurchase during the six months ended December 31, 1998.

     Total assets were $58.8 million at December 31, 1999, compared with total assets of $63.5 million at June 30, 1999. Working capital as of December 31, 1999 was $23.3 million, compared with $24.5 million as of June 30, 1999.

     The Company has a $10 million credit agreement, which expires on September 30, 2001. Borrowings are secured by accounts receivable and the credit agreement contains covenants regarding, among other things, earnings leverage, net worth and payment of dividends. Under the terms of the credit agreement, the Company is not permitted to pay cash dividends on its common stock. Borrowings under this credit agreement were approximately $0.5 million and total available borrowings were $10 million at December 31, 1999. Borrowings available at any time are based on the lower of $10 million or a percentage of worldwide eligible accounts receivable and cash. At December 31, 1999, the interest rate on borrowings denominated in Japanese yen, which were used to hedge yen based receivables, was 3.34%.

     Separately, in August 1997, the Company's United Kingdom subsidiary entered into a $1.2 million loan agreement, which matures on May 31, 2000. The Company had outstanding borrowings of $0.2 million under this agreement at December 31, 1999, which are classified as a capital lease. The interest rate was 10.4% at December 31, 1999.

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

     The Company, at various times, denominates borrowings in foreign currencies and enters into forward exchange contracts to hedge exposures related to foreign currency transactions. The Company does not use any other types of derivatives to hedge such exposures nor does it speculate in foreign currency. In general, the Company uses forward exchange contracts to hedge against large selective transactions that present the most exposure to exchange rate fluctuations. At December 31, 1999 and June 30, 1999, the Company had forward contracts of approximately $6.4 million and $2.9 million (notional amounts), respectively, denominated in foreign currencies. The contracts outstanding at December 31, 1999 mature through September 22, 2000 and are intended to hedge various foreign currency commitments due from the Company's distributors. Due to the short term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amounts at December 31, 1999 and June 30, 1999.

     Gains and losses on the forward contracts are largely offset by gains and losses on the underlying exposure. The Company conducts business in approximately 11 foreign currencies, predominately British pounds and Japanese yen. A hypothetical 10 percent appreciation of the U.S. dollar from December 31, 1999 market rates would not materially increase the unrealized value of the Company's forward contracts and a hypothetical 10 percent depreciation of the U.S. dollar from December 31, 1999 market rates would not materially decrease the unrealized value of the Company's forward contracts. In either scenario, the gains or losses on the forward contracts would be largely offset by the gains or losses on the underlying transactions.

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

     Many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results. It is possible some Year 2000 issues may not be discovered until well after January 1, 2000. Programs that will operate in the Year 2000 unaffected by the change in year from 1999 to 2000 are referred to herein as "Year 2000 compliant". Certain portions of the discussion set forth below contain "forward looking statements" within the meaning of the Securities and Exchange Act of 1934, as amended, including, but not limited to, those relating to the Year 2000 compliance of the Company's products and systems, future costs to remediate Year 2000 issues, the timetable in which such remediation is to occur, the alternatives available to the Company to become fully Year 2000 compliant, the Company's mission critical requirements and the impact on the Company of an inability of it or its key suppliers to become fully Year 2000 compliant. Actual results could differ materially from those in the forward looking statement due to a number of uncertainties set forth below.

     The Company has tested and modified the most current versions of its products to be Year 2000 compliant. The Company believes that all of its current client/server and web-architected products are Year 2000 compliant (including BudgetPLUS, Decision, DecisionWeb and FDC). The Company has not identified any material Year 2000 problems with these current products, or any legacy products. The Company has released new versions of its principal mainframe and desktop products that it believes are Year 2000 compliant. Any issues that are identified are addressed on an ongoing basis. The Company has no plans to make earlier versions of its products Year 2000 compliant and has made substantial efforts to contact customers informing them of this decision.

     The Company encouraged all known customers running product versions that were not Year 2000 compliant to upgrade to its current product versions. Some of these customers may not be willing to migrate to current product versions because of the cost and time required to do so, including the need to rewrite custom applications which are not Year 2000 compliant. For non-compliant direct customers that have maintenance contracts, the Company has proactively shipped them the latest version of its products to ensure their compliance, and most of the Company's distributors represented to the Company that they have done the same in indirect territories. A significant portion of the Company's maintenance revenue in fiscal 1999 was derived from customers running versions of the Company's products which were not Year 2000 compliant; however, customers paying maintenance are entitled to obtain Year 2000 compliant versions of licensed products at no additional cost.

     Certain of the Company's older products will not be made Year 2000 complaint in any version. The Company has ceased providing further maintenance services for those products and has not renewed maintenance contracts with customers using these products for periods after September 1999.

     The Company incorporates a number of third party software tools into its products. The Company has performed limited testing of the current versions of these software tools as part of the testing of its products and believes they are Year 2000 compliant. In addition, with respect to certain of these software tools, the Company has received written representations or warranties from the vendor that these products are Year 2000 compliant. Nevertheless, if one of the databases supported by the Company is not fully Year 2000 compliant, sales of the Company's products could be impacted. The Company has not identified or, experienced Year 2000 problems related to third party products.

     If any of the Company's customers are unable to make their information technology systems Year 2000 compliant in a timely fashion, they may suspend further product purchases from the Company until their systems are Year 2000 compliant. Because the Company's customers are generally large and medium sized businesses and the Company has received numerous communications from customers about their Year 2000 compliance efforts, the Company expects most of its customers became Year 2000 compliant in a timely fashion, although the Company is not in a position to monitor their progress or be advised of circumstances where customers experienced problems. The Company provided extended support for its customers during early January 2000, but has been advised of very few instances where customers have experienced Year 2000 issues, and none of these are related to the Company's current products. The Company has not identified or experienced any material impact from Year 2000 issues related to its customers' system problems.

     The Company developed and implemented a plan to determine whether its vendors, distributors and leased facilities (all of which are referred to as "Third Party Suppliers") were Year 2000 compliant. The plan included the identification of principal Third Party Suppliers, including those which are mission critical, contact with those Third Party Suppliers to determine their level of Year 2000 compliance, review of materials provided or published by Third Party Suppliers regarding their Year 2000 compliance efforts and, with respect to mission critical Third Party Suppliers, some form of additional verification of compliance and internal testing. The Company initiated this process before the end of calendar year 1998. Contingency plans were developed for those not expected to be Year 2000 compliant. The Company believes it has a limited number of mission critical Third Party Suppliers for which it can reasonably arrange alternatives (excluding utilities and similar providers) and believes that there are multiple alternatives for most of its mission critical requirements, including handling certain of these functions internally. The Company developed a disaster contingency plan for its corporate headquarters to maintain communications, computer and network access and limited helpline support for its customers in the event of a short-term power failure. The Company has encountered no power, communications or vendor difficulties from Year 2000 issues.

     The Company completed the assessment of its principal internal information technology systems for Year 2000 compliance in 1999. With respect to these eight principal systems, the Company upgraded or replaced all of these systems with Year 2000 compliant versions. The Company has encountered no material system problems from Year 2000 issues.

     The Company engaged a third party to assess the Company's personal computer and network hardware and software for Year 2000 compliance and to help develop a plan to make necessary modifications. The assessment began in the fourth quarter of calendar year 1998 and was completed in the first half of calendar year 1999. Remediation of any non-compliant personal computer and network hardware and software was completed in calendar year 1999. The Company believes that all mission critical desktop and network systems were remedied and are currently Year 2000 compliant. The Company has encountered no material problems from Year 2000 issues related to these systems.

     A failure of one or more of these internal systems to be Year 2000 compliant, particularly the Company's principal internal information technology systems, could require the Company to manually process information or could prevent or limit access to mission critical information.

     The Company's non-information technology systems consist principally of telephone and data communication systems. The Company has completed the assessment of these systems for Year 2000 compliance and remediation has been completed. The Company has encountered no material problems from Year 2000 issues related to these systems.

     Most of the costs incurred by the Company to date on Year 2000 compliance issues have been internal staff costs and costs relating to normal product upgrades, which would have been incurred in any event. The Company estimates that it has spent approximately $1.5 million in fiscal 1999 and the first two quarters of fiscal 2000 on personnel, upgrades and consulting, which are directly or indirectly related to Year 2000 compliance. No material costs were incurred in the second quarter of fiscal 2000, and the Company does not expect to incur any material costs relating to Year 2000 compliance for periods after December 31, 1999. These cost estimates are subject to a number of uncertainties, which could result in actual costs exceeding the estimated amounts including, but not limited to, undetected errors or defects discovered in connection with the remediation process or operation of the Company's systems after December 31, 1999, resulting in the need to either replace more of the systems than originally expected and/or hire more personnel or third party firms to assist in the remediation process, or the failure of a Third Party Supplier to become Year 2000 compliant, resulting in the need for the Company to implement contingency plans, the cost of which are not included in the above estimates.

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

     The Company also provides contractual intellectual property indemnification to its customers in the event that a claim of infringement is made against the customer related to the Company's products. In the second quarter of fiscal 2000, the Company learned that the United States Patent and Trademark Office ("PTO") had issued a patent that purported to cover a technique known as "windowing" for remediating Year 2000 problems in software. The PTO has since announced that it has undertaken a review of that patent issuance, and commentators have expressed views that the PTO may withdraw the patent grant. The Company has used this technique for one current and several legacy products, and may be subject to liability if it is determined that the patent was properly issued and that the Company is liable to indemnify its customers for such claims. In the most reasonably likely worst case scenarios, the Company's revenues, net income or financial condition could be materially adversely affected.


SAFE HARBOR STATEMENT

     Certain information in this Form 10-Q Report contains "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, including those concerning the Company's future results, strategy, product releases and new market and business opportunities. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to, the demand for the Company's products and services; the size, timing and recognition of revenue from significant orders; increased competition and pricing pressures from competitors; the Company's success in and expense associated with developing, introducing and shipping new products; new product introductions and announcements by the Company's competitors; the level of interest and success of the Company's distributors in marketing and selling the Company's products; changes in Company strategy; product life cycles; the cost and continued availability of third party software and technology incorporated into the Company's products; the impact of rapid technological advances, evolving industry standards and changes in customer requirements, including the impact on the Company's revenues of Microsoft's OLAP database; the overall competition for key employees; cancellations of maintenance and support agreements; software defects; changes in operating expenses; fluctuations in foreign exchange rates; the impact of undetected errors or defects associated with the Year 2000 date functions on the Company's current products and internal systems; the ability of the Company to generate sufficient future taxable income or to execute available tax strategies required to realize deferred tax assets; economic conditions generally or in specific industry segments; risks inherent in seeking and consummating acquisitions, including the diversion of management attention to the assimilation of the operations and personnel of acquired businesses, the ability of the Company to successfully integrate acquired businesses, liabilities acquired and additional expenses incurred in connection with such acquisitions. In addition, a significant portion of the Company's revenue in any quarter is typically derived from non-recurring license fees, a substantial portion of which is booked in the last month of a quarter. Since the purchase of the Company's products is relatively discretionary and generally involves a significant commitment of capital, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled. Further, the Company's expense levels are based, in part, on its expectations as to future revenue and a significant portion of the Company's expenses do not vary with revenue. As a result, if revenue is below expectations, results of operations are likely to be materially, adversely affected.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations"


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In August and September, 1996, a shareholder class action suit (In Re Comshare, Incorporated Securities Litigation) was filed against the Company and certain of its officers and directors in the United States District Court for the Eastern District of Michigan. The suit was filed following the Company's announcement of certain violations of the Company's revenue recognition policies and alleged that the plaintiffs sustained losses as a result of the defendants' alleged untrue statements of material facts and alleged omissions to state material facts necessary in order to make the statements not misleading. The complaint sought unspecified damages and costs. On September 18, 1997, the Court dismissed all related claims. The plaintiffs appealed the dismissal of the action to the U.S. Court of Appeals for the Sixth Circuit. On July 8, 1999, the Court of Appeals affirmed the dismissal of the action by the District Court. The plaintiffs sought a rehearing before the entire Sixth Circuit Court of Appeals, which was denied on August 23, 1999. The plaintiffs did not petition the U.S. Supreme Court to hear an appeal of the dismissal within the required time frame, and the dismissal of the action became final in November, 1999.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Shareholders on November 22, 1999. There were four matters voted on, which were: the election of seven directors, an amendment to the Employee Stock Purchase Plan, an amendment to the 1998 Global Employee Stock Option Plan and an amendment to the Directors Stock Option Plan. The following table sets forth the results of the matters voted on. All director nominees were elected and all Plans amendments were approved.



                                               Votes For    Votes Against     Abstained    Broker Non-votes
Election of Directors
Nominees:
Geoffrey B. Bloom                               8,167,742                -      743,227                    -
Daniel T. Carroll                               8,111,575                -      799,394                    -
Richard L. Crandall                             8,090,209                -      820,760                    -
Dennis G. Ganster                               8,166,140                -      744,829                    -
Kathryn A. Jehle                                8,170,642                -      740,327                    -
Alan G. Merten                                  7,958,942                -      952,027                    -
John F. Rockart                                 8,114,468                -      796,501                    -

Approval of amendment to
Employee Stock Purchase Plan                    3,820,115        1,182,089       44,437            3,864,328

Approval of amendment to the 1998
Global Employee Stock Purchase Plan             4,140,156          863,431       42,604            3,864,778

Approval of amendment to the
Directors Stock Option Plan                     3,763,435        1,233,633       49,123            3,864,778

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits included with this Form 10-Q are set forth on the Index to Exhibits.

(b)  Reports on Form 8-K.

     There were no reports filed on Form 8-K during the six months ended December 31, 1999.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:   FEBRUARY 11, 2000                    COMSHARE, INCORPORATED
                                                   (Registrant)




                                             /s/ Kathryn A. Jehle
                                             --------------------------
                                             Kathryn A. Jehle
                                             Senior Vice President,
                                             Chief Financial Officer,
                                             Treasurer and Assistant Secretary

                                INDEX TO EXHIBITS



     EXHIBIT
     NUMBER                    DESCRIPTION
     ------                    -----------

     10.01     First Amendment to the Comshare, Incorporated Change in Control
               Severance Agreement with David King

     10.02     First Amendment to the Comshare, Incorporated Change in Control
               Severance Agreement with Kathryn A. Jehle

     10.03     First Amendment to the Comshare, Incorporated Change in Control
               Severance Agreement with Dennis G. Ganster

     10.04     First Amendment to the Comshare, Incorporated Change in Control
               Severance Agreement with Norman R. Neuman, Jr.

     10.05     First Amendment to the Comshare, Incorporated Change in Control
               Severance Agreement with Stanley R. Starkey

     27        Financial Data Schedule