Form 10-Q
period 2000-03-31
COMSHARE INC
filed 2000-05-12
CIK 201513

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



       X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      ---        OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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
              (Address of principal executive offices) (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (734) 994-4800


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                          ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of MARCH 31, 2000.


                                                         OUTSTANDING AT
  CLASS OF COMMON STOCK                                  MARCH 31, 2000
  ---------------------                                  --------------

      $1.00 PAR VALUE                                   9,653,790 SHARES

                             COMSHARE, INCORPORATED

                                      INDEX


                                                                        Page No.

PART I - FINANCIAL INFORMATION


     ITEM 1. FINANCIAL STATEMENTS


         Condensed Consolidated Statements of Operations
             For the Three and Nine Months Ended March 31, 2000 and 1999...... 3


         Consolidated Statements of Comprehensive Income
             For the Three and Nine Months Ended March 31, 2000 and 1999...... 4


         Condensed Consolidated Balance Sheets as of
             March 31, 2000 and June 30, 1999................................. 5


         Condensed Consolidated Statement of Cash Flows for the
             Nine Months Ended March 31, 2000 and 1999........................ 7


         Notes to Condensed Consolidated Financial Statements................. 8


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS............................. 11


     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...... 18


PART II - OTHER INFORMATION


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................... 18

     SIGNATURE............................................................... 19

     INDEX TO EXHIBITS....................................................... 20

PART I. - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS


                             COMSHARE, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited; in thousands, except per share data)

                                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                      MARCH 31,                  MARCH 31,
                                                                 2000         1999            2000         1999
                                                                 ----         ----            ----         ----
REVENUE
     Software licenses                                         $  5,562    $    5,361      $   16,430    $  17,596
     Software maintenance                                         5,747         6,362          17,501       19,984
     Implementation, consulting
          and other services                                      3,719         3,075          10,626       11,302
                                                               ---------   -----------     -----------   ----------
TOTAL REVENUE                                                    15,028        14,798          44,557       48,882

COSTS AND EXPENSES
     Selling and marketing                                        5,944         5,995          17,693       19,562
     Cost of revenue and support                                  5,422         5,967          16,393       18,836
     Internal research and product development                    2,285         2,353           6,571        6,730
     General and administrative                                   1,547         2,265           4,498        6,324
                                                               ---------   -----------     -----------   ----------
TOTAL COSTS AND EXPENSES                                         15,198        16,580          45,155       51,452
                                                               ---------   -----------     -----------   ----------

LOSS FROM OPERATIONS                                               (170)       (1,782)           (598)      (2,570)

OTHER INCOME (EXPENSE)
     Interest income                                                374           429           1,112        1,510
     Interest expense                                               (18)          (50)            (62)        (189)
     Exchange gain (loss)                                            62           (19)            (32)          27
                                                               ---------   -----------     -----------   ----------
TOTAL OTHER INCOME                                                  418           360           1,018        1,348

INCOME (LOSS) BEFORE TAXES                                          248        (1,422)            420       (1,222)
Provision for income taxes                                           87             -             148           68
                                                               ---------   -----------     -----------   ----------

NET INCOME (LOSS)                                              $    161    $   (1,422)     $      272    $  (1,290)
                                                               =========   ===========     ===========   ==========

SHARES USED IN BASIC EPS COMPUTATION                              9,649         9,528           9,632        9,748
                                                               =========   ===========     ===========   ==========

SHARES USED IN DILUTED EPS COMPUTATION                           10,105         9,528           9,875        9,748
                                                               =========   ===========     ===========   ==========

NET INCOME (LOSS) PER COMMON SHARE - BASIC EPS                 $   0.02    $    (0.15)     $     0.03    $   (0.13)
                                                               =========   ===========     ===========   ==========

NET INCOME (LOSS) PER COMMON SHARE - DILUTED EPS               $   0.02    $    (0.15)     $     0.03    $   (0.13)
                                                               =========   ===========     ===========   ==========




       See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (unaudited, in thousands)


                                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                      MARCH 31,                    MARCH 31,
                                                                 2000           1999          2000           1999
                                                               ---------     -----------    ---------     -----------

Net income (loss)                                                  $161        $ (1,422)        $272        $ (1,290)

Other comprehensive income (loss):
   Currency translation adjustment                                 (124)           (743)        (197)           (362)
                                                               ---------     -----------    ---------     -----------

COMPREHENSIVE INCOME (LOSS)                                        $ 37        $ (2,165)        $ 75        $ (1,652)
                                                               =========     ===========    =========     ===========



        See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                          MARCH 31,       June 30,
                                                            2000            1999
                                                            ----            ----
ASSETS                                                   (unaudited)      (audited)

CURRENT ASSETS
     Cash and cash equivalents                             $ 27,541         $ 32,212
     Accounts receivable, net                                14,738           14,723
     Deferred income taxes                                      654              654
     Prepaid expenses and other current assets                2,166            4,585
                                                         -----------     ------------

          TOTAL CURRENT ASSETS                               45,099           52,174

Property and equipment, at cost
     Computers & other equipment                             11,312           11,099
     Leasehold improvements                                   3,109            2,893
                                                         -----------     ------------
                                                             14,421           13,992

     Less - Accumulated depreciation                         12,142           11,354
                                                         -----------     ------------

     Property and equipment, net                              2,279            2,638


Goodwill, net                                                 1,182            1,330

Deferred income taxes                                         6,094            5,067

Other assets                                                  2,003            2,246
                                                         -----------     ------------

          TOTAL ASSETS                                     $ 56,657         $ 63,455
                                                         ===========     ============


     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                     MARCH 31,          June 30,
                                                                       2000               1999
                                                                       ----               ----
LIABILITIES AND SHAREHOLDERS' EQUITY                                (unaudited)         (audited)

  CURRENT LIABILITIES
     Current portion of long-term debt                                     $ 434              $ 882
     Accounts payable                                                      1,942              5,871
     Accrued liabilities:
        Payroll                                                            1,304              1,864
        Taxes                                                              1,104                808
        Other                                                              6,359              6,684
                                                                   --------------     --------------
          Total accrued liabilities                                        8,767              9,356

     Deferred revenue                                                     10,331             11,611
                                                                   --------------     --------------

               TOTAL CURRENT LIABILITIES                                  21,474             27,720

Long-term debt                                                               423              1,198
Other liabilities                                                          3,101              3,271

SHAREHOLDERS' EQUITY
    Capital stock:
        Preferred stock, no par value;
        authorized 5,000,000 shares; none issued                               -                  -
        Common stock, $1.00 par value;
        authorized 20,000,000 shares; outstanding
         9,653,790 shares as of March 31, 2000
        and 9,642,033 shares as of June 30, 1999                           9,654              9,642
     Capital contributed in excess of par value                           38,558             38,650
     Retained deficit                                                     (8,214)            (8,486)
     Accumulated other comprehensive income:
        Pension liability, net of tax                                     (3,262)            (3,262)
        Cumulative translation adjustment                                 (5,077)            (4,880)
                                                                   --------------     --------------
                                                                          31,659             31,664
     Less - Notes receivable                                                   -                398
                                                                   --------------     --------------
          TOTAL SHAREHOLDERS' EQUITY                                      31,659             31,266
                                                                   --------------     --------------

               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 56,657           $ 63,455
                                                                   ==============     ==============

     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (unaudited; in thousands)


                                                                                NINE MONTHS ENDED
                                                                                    MARCH 31,
                                                                           ----------------------------
                                                                              2000            1999
                                                                              ----            ----
OPERATING ACTIVITIES
     Net income (loss)                                                     $      272      $    (1,290)
     Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
         Depreciation and amortization                                            992            1,601
         Changes in operating assets and liabilities:
              Accounts receivable                                                  19            4,942
              Prepaid expenses and other assets                                  (217)             611
              Accounts payable                                                 (3,980)          (6,392)
              Accrued liabilities                                                (558)          (6,959)
              Deferred revenue                                                 (1,310)          (3,271)
              Deferred income taxes                                             1,861                -
              Other liabilities                                                  (170)            (487)
                                                                           -----------     ------------
                 NET CASH USED IN OPERATING ACTIVITIES                         (3,091)         (11,245)

INVESTING ACTIVITIES
     Payments for property and equipment                                         (646)          (1,024)
     Other                                                                         70              472
                                                                           -----------     ------------
                 NET CASH USED IN INVESTING ACTIVITIES                           (576)            (552)

FINANCING ACTIVITIES
     Net repayments under debt agreements,
        capital lease agreements and notes payable                             (1,239)            (132)
     Common stock repurchased and retired                                           -           (2,835)
     Other                                                                        318              655
                                                                           -----------     ------------
                 NET CASH USED IN FINANCING ACTIVITIES                           (921)          (2,312)

Effect of exchange rate changes                                                   (83)            (277)
                                                                           -----------     ------------

NET DECREASE IN CASH                                                           (4,671)         (14,386)

CASH AT BEGINNING OF PERIOD                                                    32,212           49,102
                                                                           -----------     ------------

CASH AT END OF PERIOD                                                      $   27,541      $    34,716
                                                                           ===========     ============

SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                                                   $       43      $        59
                                                                           ===========     ============

  Cash paid for income taxes                                               $      336      $     3,792
                                                                           ===========     ============



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

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, required to present fairly its consolidated statements of operations and the consolidated statements of comprehensive income for the three and nine months ended March 31, 2000 and 1999, the consolidated balance sheet as of March 31, 2000 and the consolidated statements of cash flows for the nine months ended March 31, 2000 and 1999.

         The results of operations for the three and nine months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected in future quarters or the full fiscal year. The software industry is generally characterized by seasonal trends.


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


NOTE C - BORROWINGS

         The Company has a $10 million credit agreement, which expires on September 30, 2001. Borrowings are secured by accounts receivable and the credit agreement contains covenants regarding, among other things, earnings leverage, net worth and payment of dividends. Under the terms of the credit agreement, the Company is not permitted to pay cash dividends on its common stock. Borrowings under this credit agreement were approximately $0.4 million and total available borrowings were $10 million at March 31, 2000. Borrowings available at any time are based on the lower of $10 million or a percentage of worldwide eligible accounts receivable and cash. At March 31, 2000, the interest rate on borrowings denominated in Japanese yen, which were used to hedge yen based receivables, was 1.89%.

         Separately, in August 1997, the Company's United Kingdom subsidiary entered into a $1.2 million loan agreement, which matures on May 31, 2000. The Company had outstanding borrowings of $0.1 million under this agreement at March 31, 2000, which are classified as a capital lease. The interest rate was 10.40% at March 31, 2000.

                             COMSHARE, INCORPORATED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE D - FINANCIAL INSTRUMENTS

          The Company, at various times, enters into forward exchange contracts to hedge certain exposures related to identifiable foreign currency transactions that are relatively certain as to both timing and amount. Gains and losses on the forward contracts are recognized concurrently with the gains and losses from the underlying transactions. The forward exchange contracts used are classified as "held for purposes other than trading." The Company does not use any other types of derivative financial instruments to hedge such exposures, nor does it use derivatives for speculative purposes. At March 31, 2000 and June 30, 1999, the Company had forward foreign currency exchange contracts outstanding of approximately $6.5 million and $2.9 million (notional amounts), respectively, denominated in foreign currencies. The contracts outstanding at March 31, 2000 mature at various dates through September 22, 2000 and are intended to hedge various foreign currency commitments due from the Company's distributors. Due to the short term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amounts at March 31, 2000 and June 30, 1999.


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


NOTE F - SEGMENT REPORTING

          The Company has only one reportable segment - the development, marketing and support of financial analytic applications software for management planning and control. Revenue is derived from the licensing of software and the provision of related services, that include product implementation, consulting, training and support.

     No single customer accounted for more that 10% of the Company's total revenue in the three and nine months ended March 31, 2000 and 1999. In addition, the Company is not dependent on any single customer or group of customers. Geographic segment information is as follows:

                             COMSHARE, INCORPORATED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                            (unaudited; in thousands)





                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                           MARCH 31,                   MARCH 31,
                                                      2000          1999          2000         1999
                                                    --------     ---------     ---------     ---------

REVENUE FROM EXTERNAL CUSTOMERS:

     United States                                  $ 7,756      $  7,868      $ 22,968      $ 24,190
     United Kingdom                                   3,094         2,584         9,345         9,357
     Other countries                                  4,178         4,346        12,244        15,335
                                                    --------     ---------     ---------     ---------
          TOTAL REVENUE                             $15,028      $ 14,798      $ 44,557      $ 48,882
                                                    ========     =========     =========     =========

OPERATING INCOME (LOSS):
     United States                                  $  (550)     $   (639)     $ (2,167)     $ (1,346)
     United Kingdom                                     782          (321)        2,572          (175)
     Other countries                                  2,444         2,383         7,544         7,902
                                                    --------     ---------     ---------     ---------
          Total operating income                      2,676         1,423         7,949         6,381

Unallocated expenses                                 (2,428)       (2,845)       (7,529)       (7,603)
                                                    --------     ---------     ---------     ---------
INCOME BEFORE TAXES                                 $   248      $ (1,422)        $ 420      $ (1,222)
                                                    ========     =========     =========     =========



                                                       AS OF MARCH 31,
                                                       2000         1999
                                                    ---------    ---------
IDENTIFIABLE ASSETS:
     United States                                  $ 43,828     $ 42,736
     United Kingdom and other countries               12,829       24,861
                                                    ---------    ---------
          TOTAL IDENTIFIABLE ASSETS                 $ 56,657     $ 67,597
                                                    =========    =========


     Unallocated expenses consist of general corporate expenses, internal research and product development expenses, interest expense and interest income.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          The following discussion and analysis sets forth information for the three and nine months ended March 31, 2000 compared to the three and nine months ended March 31, 1999. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.


RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain financial data as a percentage of total revenue.


                                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                 MARCH 31,                        MARCH 31,
                                                         -------------------------        -------------------------
                                                           2000            1999             2000            1999
                                                           ----            ----             ----            ----
REVENUE
   Software licenses                                         37.0 %          36.2 %            36.9 %         36.0 %
   Software maintenance                                      38.2            43.0              39.3           40.9
   Implementation, consulting and
     other services                                          24.8            20.8              23.8           23.1
                                                         ---------        --------        ---------       ---------
       TOTAL REVENUE                                        100.0           100.0             100.0          100.0

COSTS AND EXPENSES
   Selling and marketing                                     39.6            40.5              39.7           40.0
   Cost of revenue and support                               36.1            40.3              36.8           38.5
   Internal research and product development                 15.2            15.9              14.7           13.8
   General and administrative                                10.2            15.3              10.1           12.9
                                                         ---------        --------        ---------       ---------
        TOTAL COSTS AND EXPENSES                            101.1           112.0             101.3          105.2

LOSS FROM OPERATIONS                                         (1.1)          (12.0)             (1.3)          (5.2)

OTHER INCOME (EXPENSE)
   Interest income                                            2.5             2.9               2.5            3.1
   Interest expense                                          (0.1)           (0.3)             (0.1)          (0.4)
   Exchange gain (loss)                                       0.4            (0.1)             (0.1)           0.1
                                                         ---------        --------        ---------       ---------
        TOTAL OTHER INCOME                                    2.8             2.5               2.3            2.8

INCOME (LOSS) BEFORE TAXES                                    1.7            (9.5)              1.0           (2.4)

Provision for income taxes                                    0.6               -               0.3            0.1
                                                         ---------        --------        ---------       ---------

NET INCOME (LOSS)                                             1.1 %          (9.5)%             0.7 %         (2.5)%
                                                         =========        ========        =========       =========

REVENUE

                                             THREE MONTHS ENDED      PERCENT        NINE MONTHS ENDED      PERCENT
                                                 MARCH 31,           CHANGE             MARCH 31,          CHANGE
                                          -----------------------   --------     -----------------------  --------

                                            2000         1999                      2000         1999
                                            ----         ----                      ----         ----
                                              (in thousands)                         (in thousands)
REVENUE
     Software licenses                     $  5,562     $  5,361        3.7  %    $ 16,430     $ 17,596      (6.6) %
     Software maintenance                     5,747        6,362       (9.7)        17,501       19,984     (12.4)
     Implementation, consulting and
        other services                        3,719        3,075       20.9         10,626       11,302      (6.0)
                                          ----------   ----------                ----------   ----------

            TOTAL REVENUE                  $ 15,028     $ 14,798        1.6  %    $ 44,557     $ 48,882      (8.8) %
                                          ==========   ==========                ==========   ==========

         Total revenue for the three months ended March 31, 2000 increased 1.6% compared to the prior year due to the increase in software licenses revenue and implementation, consulting and other services revenue. Total revenue for the nine months ended March 31, 2000 decreased 8.8% compared to the prior year primarily due to a decline in maintenance revenue from the Company's older desktop ("legacy") products. In addition, 23% of the revenue decline is due to the sale of the Company's French and German operations and their conversion to distributorships during the first six months of the prior year. Revenue for the nine months ended March 31, 1999, reflecting the Company's French and German operations as distributors ("on a comparable basis"), was $47.5 million.

         Software licenses revenue was $5.6 million and $5.4 million for the three months ended March 31, 2000 and 1999, respectively. The increase in license fees was due to the increase in the Company's newer products, which grew 38% and represented 90% of total license fees for the three month period. License fees for BudgetPLUS grew 172%, or $1.7 million and FDC license fees grew 104%, or $0.4 million, compared to the same quarter one year ago. License fees in Comshare's direct operations in North America and the United Kingdom increased 29% in the third quarter compared to the same quarter one year ago. The increase was driven by sales of BudgetPLUS and FDC, which grew 254% and 93%, respectively, in the direct territories. Direct license fee growth was offset by a decline in distributor license fees of 15%, reflecting a decline in sales of the Company's legacy products, which are heavily concentrated in the distributor operations.

         Software licenses revenue was $16.4 million and $17.3 million in the nine months ended March 31, 2000 and 1999, respectively, on a comparable basis, a decline of $0.9 million. This is primarily due to a decline in sales of the Company's legacy products, which was partially offset by increased sales of newer products.

         Software maintenance revenue was $5.7 million and $6.4 million for the three months ended March 31, 2000 and 1999, respectively. Software maintenance revenue was $17.5 million and $19.4 million for the nine months ended March 31, 2000 and 1999, respectively, on a comparable basis. The Company experienced growth in maintenance revenue from newer products, primarily BudgetPLUS, offset by a decline in maintenance revenue from older desktop products and mainframe software. The decline in the legacy applications is expected to continue in future periods.

         Implementation, consulting and other services revenue was $3.7 million and $3.1 million for the three months ended March 31, 2000 and 1999, respectively. Implementation, consulting and other services revenue was $10.6 million and $10.8 million for the nine months ended March 31, 2000 and 1999, respectively, on a comparable basis. The increase for the three months ended March 31, 2000 from prior year is primarily due to the increased direct territory license fee revenues, resulting in increased product implementations. The decrease in implementation, consulting and other services revenue of 1.6% in the nine months ended March 31, 2000, on a comparable basis, is primarily due to the decline in license fees from the prior year.

COSTS AND EXPENSES


                                                  THREE MONTHS ENDED        PERCENT         NINE MONTHS ENDED     PERCENT
                                                      MARCH 31,              CHANGE             MARCH 31,          CHANGE
                                                ------------------------    ---------     ----------------------  ---------
                                                  2000          1999                        2000        1999
                                                  ----          ----                        ----        ----
                                                (in thousands)                               (in thousands)

COSTS AND EXPENSES
   Selling and marketing                          $ 5,944       $ 5,995         (0.9)  %   $ 17,693    $ 19,562       (9.6)%
   Cost of revenue and support                      5,422         5,967         (9.1)        16,393      18,836      (13.0)
   Internal research and product development        2,285         2,353         (2.9)         6,571       6,730       (2.4)
   General and administrative                       1,547         2,265        (31.7)         4,498       6,324      (28.9)
                                                ----------    ----------                  ----------  ----------

           TOTAL COSTS AND EXPENSES              $ 15,198      $ 16,580         (8.3)  %   $ 45,155    $ 51,452      (12.2)%
                                                ==========    ==========                  ==========  ==========


         Total costs and expenses decreased 8.3% and 12.2% in the three and nine months ended March 31, 2000, respectively, compared to the prior year. The decrease in the nine month period reflects the Company's sale of its French and German operations and their conversion to distributorships during the quarter ended December 31, 1998. As a result of these sales, all operating costs were favorably impacted.

         Total costs and expenses were $15.2 million and $16.6 million for the three months ended March 31, 2000 and March 31, 1999, respectively. Total costs and expenses were $45.2 million and $49.3 million for the nine months ended March 31, 2000 and 1999, on a comparable basis, respectively. The reduction in costs in the three and nine month periods was primarily in cost of revenue and support and general and administrative costs. The decrease in the cost of revenue and support from a year ago can be attributed to reduced costs in the order fulfillment process and reduced third party royalty expenses. General and administrative costs are down due to the effect of cost reduction actions taken at the end of fiscal 1999.


 OTHER INCOME AND EXPENSE


                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                          MARCH 31,                    MARCH 31,
                                                    ----------------------       ----------------------
                                                      2000        1999             2000         1999
                                                      ----        ----             ----         ----
                                                       (in thousands)               (in thousands)
OTHER INCOME (EXPENSE)
    Interest income                                    $ 374        $ 429          $ 1,112     $ 1,510
    Interest expense                                     (18)         (50)             (62)       (189)
    Exchange gain (loss)                                  62          (19)             (32)         27
                                                    ---------   ----------       ----------   ---------

         TOTAL OTHER INCOME                            $ 418        $ 360          $ 1,018     $ 1,348
                                                    =========   ==========       ==========   =========

         The increase in other income for the three months ended March 31, 2000, as compared to the same period one year ago is due to reduced interest expense as well as an exchange gain. The decrease for the nine months ended March 31, 2000 compared to the prior year is the result of lower average cash balances this fiscal year, which resulted in decreased interest income.

FOREIGN CURRENCY

         For the three and nine months ended March 31, 2000, 48.4% and 48.5%, respectively, of the Company's total revenue was from outside North America compared with 46.8% and 50.6% for the three and nine months ended March 31, 1999, respectively. Most of the Company's international revenue is denominated in foreign currencies. The Company recognizes currency transaction gains and losses in the period of occurrence. As currency rates are constantly changing, these gains and losses can, at times, fluctuate greatly. The Company's future operating results may be adversely impacted by the overall strengthening of the U.S. dollar against foreign currencies of countries where the Company conducts business; conversely, future operating results may be favorably impacted by an overall weakening of the U.S. dollar against foreign currencies. For the three and nine months ended March 31, 2000, foreign currency fluctuations did not have a material impact on the Company's revenues, operating expenses or net income.

         The Company had several forward exchange contracts totaling a notional amount of $6.5 million, outstanding at March 31, 2000. See Note D of Notes to Condensed Consolidated Financial Statements.


PROVISION FOR INCOME TAXES

         The effective income tax rate in the three and nine months ended March 31, 2000 and 1999 was approximately 35%.

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


LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, cash and cash equivalents were $27.5 million, compared with $32.2 million at June 30, 1999. The $4.7 million decrease in cash can primarily be attributed to payments associated with restructuring costs and repayments of debt during the nine month period.

         Net cash used in operating activities was $3.1 million in the nine months ended March 31, 2000 compared with an outflow of $11.2 million in the nine months ended March 31, 1999. The current period cash outflow is the result of payments of $1.7 million associated with restructuring costs, other payments of accrued expenses, and the effect of reduced deferred maintenance revenue of $1.3 million. The deferred maintenance revenue reduction is primarily due to the reduction in legacy revenue, partially offset by increased deferred maintenance revenue for new products. The nine months ended March 31, 2000 also benefited from a tax refund of $1.9 million. The prior year cash used included tax payments related to the sale of the Retail Business and significant payments on restructuring, which did not affect the nine months ended March 31, 2000 to the same extent.

         Net cash used in investing activities was $0.6 million in the nine months ended March 31, 2000, compared with $0.6 million in the nine months ended March 31, 1999. The Company purchases most of its computer equipment under operating leases. At March 31, 2000, the Company did not have any material capital expenditure commitments.

         Net cash used in financing activities was $0.9 million in the nine months ended March 31, 2000, compared to $2.3 million in the same period one year ago. The net cash used in the nine month period ended March 31, 2000 reflects payments on the Company's debt agreements. The net cash used for the nine months ended March 31, 1999 is primarily due to the Company's stock repurchase program.

         Total assets were $56.7 million at March 31, 2000, compared with total assets of $63.5 million at June 30, 1999. Working capital as of March 31, 2000 was $23.6 million, compared with $24.5 million as of June 30, 1999.

         The Company has a $10 million credit agreement, which expires on September 30, 2001. Borrowings are secured by accounts receivable and the credit agreement contains covenants regarding, among other things, earnings leverage, net worth and payment of dividends. Under the terms of the credit agreement, the Company is not permitted to pay cash dividends on its common stock. Borrowings under this credit agreement were approximately $0.4 million and total available borrowings were $10 million at March 31, 2000. Borrowings available at any time are based on the lower of $10 million or a percentage of worldwide eligible accounts receivable and cash. At March 31, 2000, the interest rate on borrowings denominated in Japanese yen, which were used to hedge yen based receivables, was 1.89%.

         Separately, in August 1997, the Company's United Kingdom subsidiary entered into a $1.2 million loan agreement, which matures on May 31, 2000. The Company had outstanding borrowings of $0.1 million under this agreement at March 31, 2000, which are classified as a capital lease. The interest rate was 10.4% at March 31, 2000.

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

         The Company, at various times, denominates borrowings in foreign currencies and enters into forward exchange contracts to hedge exposures related to foreign currency transactions. The Company does not use any other types of derivatives to hedge such exposures nor does it speculate in foreign currency. In general, the Company uses forward exchange contracts to hedge against large selective transactions that present the most exposure to exchange rate fluctuations. At March 31, 2000 and June 30, 1999, the Company had forward contracts of approximately $6.5 million and $2.9 million (notional amounts), respectively, denominated in foreign currencies. The contracts outstanding at March 31, 2000 mature through September 22, 2000 and are intended to hedge various foreign currency commitments due from the Company's distributors. Due to the short term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amounts at March 31, 2000 and June 30, 1999.

         Gains and losses on the forward contracts are largely offset by gains and losses on the underlying exposure. The Company conducts business in approximately 11 foreign currencies, predominately British pounds and Japanese yen. A hypothetical 10 percent appreciation of the U.S. dollar from March 31, 2000 market rates would not materially increase the unrealized value of the Company's forward contracts and a hypothetical 10 percent depreciation of the U.S. dollar from March 31, 2000 market rates would not materially decrease the unrealized value of the Company's forward contracts. In either scenario, the gains or losses on the forward contracts would be largely offset by the gains or losses on the underlying transactions.

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

         The Company has tested the most current versions of its products to be Year 2000 compliant and believes that they are Year 2000 compliant (including BudgetPLUS, Decision, DecisionWeb and FDC). Any issues that are identified are addressed on an ongoing basis. The Company has no plans to make earlier versions of its products Year 2000 compliant and has made substantial efforts to contact customers informing them of this decision. The Company encouraged all known customers running product versions that were not Year 2000 compliant to upgrade to its current product versions.

         The Company provides contractual intellectual property indemnification to its customers in the event that a claim of infringement is made against the customer related to the Company's products. In the second quarter of fiscal 2000, the Company learned that the United States Patent and Trademark Office ("PTO") had issued a patent that purported to cover a technique known as "windowing" for remediating Year 2000 problems in software. The PTO has since announced that it has undertaken a review of that patent issuance, and commentators have expressed views that the PTO may withdraw the patent grant. The Company has used this technique for one current and several legacy products, and may be subject to liability if it is determined that the patent was properly issued and that the Company is liable to indemnify its customers for such claims. In the most reasonably likely worst case scenarios, the Company's revenues, net income or financial condition could be materially adversely affected.

         Certain of the Company's older products will not be made Year 2000 complaint in any version. The Company has ceased providing further maintenance services for those products and has not renewed maintenance contracts with customers using these products for periods after September 1999.

         The Company incorporates a number of third party software tools into its products. The Company has not identified or experienced Year 2000 problems related to third party products. The Company has encountered no power, communications or vendor difficulties from Year 2000 issues.

         The Company's principal internal information technology systems and non-information technology systems have encountered no material system problems from Year 2000 issues.

         Most of the costs incurred by the Company to date on Year 2000 compliance issues have been internal staff costs and costs relating to normal product upgrades, which would have been incurred in any event. The Company estimates that it has spent approximately $1.5 million in fiscal 1999 and the first two quarters of fiscal 2000 on personnel, upgrades and consulting, which are directly or indirectly related to Year 2000 compliance. The Company does not expect to incur any material costs relating to Year 2000 compliance for periods after December 31, 1999. These cost estimates are subject to a number of uncertainties, which could result in actual costs exceeding the estimated amounts including, but not limited to, undetected errors or defects discovered in connection with the operation of the Company's systems after December 31, 1999, or the failure of a Third Party Supplier to become Year 2000 compliant.

         In addition, it is possible that there will be undetected errors or defects associated with Year 2000 date functions in the Company's current products and internal systems or those of its key vendors. If any of the foregoing scenarios should occur, it is possible that the Company could be involved in litigation. Further, although the Company does not believe that it has any obligation to continue to support prior versions of its products after the termination of maintenance contracts covering those products, nor any obligation to make prior versions of its products, including custom applications written by the Company, Year 2000 compliant, it is possible that its customers may take a contrary position and initiate litigation. In the event of such litigation, the Company's revenues, net income or financial condition could be materially adversely affected.


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

(B) Reports on Form 8-K.

    There were no reports filed on Form 8-K during the nine months ended March 31, 2000.

                                    SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:   MAY 8, 2000                         COMSHARE, INCORPORATED
                                                 (Registrant)




                                             /s/ Kathryn A. Jehle
                                            ---------------------
                                            Kathryn A. Jehle
                                            Senior Vice President,
                                            Chief Financial Officer,
                                            Treasurer and Assistant Secretary

                                INDEX TO EXHIBITS



     EXHIBIT NO.              DESCRIPTION
     -----------              ------------

          27                  Financial Data Schedule