Form 10-K405
period 2000-06-30
COMSHARE INC
filed 2000-09-28
CIK 201513

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
               ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                For the transition period from         to
                                               -------    --------

                          Commission File Number 0-4096
                                                 ------

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

                                 YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of August 31, 2000 based on $4.75 per share, the last sale price for the Common Stock on such date as reported on the Nasdaq National Market(R), was approximately $48,484,000.

As of August 31, 2000 the Registrant had 9,786,151 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Document                                    Part of Form 10-K Report
         --------                                  into which it is incorporated
Portions of Proxy Statement for the                -----------------------------
2000 Annual Meeting of Shareholders                             III
(The "2000 Proxy Statement")

                                   UNDERTAKING

The Company will furnish any exhibit to this report on Form 10-K to a shareholder upon payment of 10(cent) per page for photo copying, postage and handling expenses and upon written request made to:

                               Investor Relations
                             Comshare, Incorporated
                              555 Briarwood Circle
                               Ann Arbor, MI 48108

                                     PART I

ITEM 1.  BUSINESS

     This Business section contains forward-looking statements that involve uncertainties. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to those discussed below, particularly in "Business - Uncertainties Related to Forward Looking Statements."

GENERAL

     Comshare, Incorporated and its subsidiaries (collectively referred to as "Comshare" or the "Company") develop, market and support management planning and control application software. Management planning and control is the process that encompasses planning, budgeting, financial consolidation, management reporting and analysis. The Company's management planning and control applications are designed to help management effectively implement its strategy. The Company targets its products and services for chief financial officers and the finance function across a broad range of industries, offering them software solutions that will help them add value to their organizations and increase their efficiency.

     The Company is focused on serving the emerging market for integrated management planning and control software. The market for planning, budgeting, consolidation and reporting applications has been served by point solutions that the Company believes do not effectively support a management process that should be highly integrated and is frequently iterative. Many companies do not integrate their strategic planning with their budgeting and operating planning processes, and find strategies are not effectively implemented. Many companies use spreadsheets for budgeting, and face the difficult task of maintaining complicated spreadsheet applications and the accompanying data integrity problems. Despite the investments made in data warehouse solutions and Enterprise Resource Planning ("ERP") systems, many companies still have not fulfilled the need to provide broadly-deployed financial information to managers.

     Comshare's software is differentiated by its web-based architecture designed to support enterprise applications, its use of mainstream database technology, and its robust multi-dimensional guided analysis capabilities. With the release of the next version of the software, the Company will offer a fully integrated suite of management planning and control products. The Company's software products enable the enterprise-wide integration of data from multiple data sources, complementing underlying ERP systems. The Company delivers complete software solutions by providing implementation, consulting, training and support services in addition to its software products.

BUSINESS STRATEGY

     The Company's objective is to be a leading software provider of management planning and control applications. The key elements of the Company's strategy include the following:

ESTABLISH COMSHARE AS A LEADER IN THE MANAGEMENT PLANNING AND CONTROL MARKET.

1. Offer an integrated software solution for management planning and control, replacing the disparate systems for planning, budgeting, financial consolidation, management reporting and analysis. An integrated software solution eliminates the wasted time spent rekeying data, reconciling separate systems and the accompanying data integrity problems, freeing up finance staff time to focus on value-added activities. An integrated software solution also enables management to more quickly respond to changes in the business environment, to adjust plans, change tactics and reallocate resources.

2. Provide web-architected software that has been designed to support enterprise-wide deployments. While the Company also offers client/server based software solutions, increasingly customers are adopting web-based solutions. The Company built an underlying architecture that fully supports web deployments on an enterprise basis. The advantages to the customer include lower cost of maintenance and deployment, because no software beyond a browser is required on the desktop. Historically the Company has focused on mid to large sized, complex organizations, so the underlying architecture was designed to be scaleable for enterprise-wide deployments.

3. Offer customers their choice of mainstream databases underlying the applications. Increasingly customers have standardized on a certain database technology and prefer to purchase applications that utilize that technology. Comshare provides multidimensional software solutions on both relational and OLAP database platforms.

4. Differentiate Comshare products with best-of-breed financial functionality and analytical capability. Drawing upon years of experience in the business intelligence market, Comshare products offer advanced visualization features that enable managers to easily identify exceptions in large amounts of information. This allows management to plan and budget more effectively, analyze performance and improve decision-making.

5. Distribute worldwide to a range of customers from medium-sized to the largest companies, through multiple channels. Customers in over 35 countries have purchased Comshare products, and Comshare supports worldwide deployment by global companies through a network of direct and indirect channels.

PRODUCTS

     The Company offers management planning and control software applications ("MPC") designed for use by customers in a broad range of industries and primarily targets the finance organizations of large to medium-sized corporations.

     Comshare's software products are generally licensed to end-use customers under non-exclusive perpetual license agreements. Software license fees for the Company's software applications vary widely depending upon the product, platform and number of users supported. In addition to the sale of the software license, customers typically purchase product maintenance for the first year of the license. Customers may continue product maintenance thereafter for an annual fee, normally ranging from 15 to 20 percent of the license fee. In addition, customers frequently purchase additional software to expand the number of users for an application or to add additional application components.

     The Company currently offers MPC applications for planning, budgeting, financial consolidation and management reporting and analysis: Comshare BudgetPLUS ("BudgetPLUS"), Comshare Planning ("Planning"), Comshare Decision ("Decision"), and Comshare FDC ("FDC"). Comshare MPC is the integration of all of these components. Customers can buy some or all depending on their needs. In addition, the Company supports a number of legacy products.

1. BUDGETPLUS

     Comshare's flagship application is BudgetPLUS, a web-architected budgeting, management reporting and analysis application. BudgetPLUS is designed to shorten budget cycles, reduce the time and cost of budgeting, deliver financial information and improve management decision-making.

     BudgetPLUS supports enterprise-wide budgeting by offering the flexibility of a spreadsheet combined with the control and accounting intelligence of a general ledger package. BudgetPLUS provides a single financial database that integrates budgeted, actual and forecasted financial information to enhance the integrity and usability of the data. Easy ad-hoc analysis and reporting across the enterprise is available to business managers and analysts, either through the use of a web-browser or on a client/server basis.

     Data collection for budgeting and forecasting occurs either through a web-browser or the use of Excel spreadsheets in a secure environment, enabling the budget process to be distributed out to business managers, yet with a centrally administered database for easy consolidation and reporting. BudgetPLUS provides the ability to customize data entry screens; load bulk transaction data; track multiple versions of budgeted, actual and forecasted financial information; translate currencies; perform consolidations and quickly handle reorganizations.

     BudgetPLUS also offers management reporting and analysis capabilities that allow enterprise-wide reporting of actual, budget and forecasted information. Because BudgetPLUS is built using the Comshare Application Architecture, end-users have the same robust advanced visualization and proactive alerting features available to users of the Decision product, described below.

     Customers have their choice of databases when licensing BudgetPLUS, which allows them to select the database that fits their technology standards. BudgetPLUS supports both relational and OLAP database technology platforms, including Microsoft SQL Server, Oracle, IBM DB2 OLAP Server, and Hyperion's Essbase.

     BudgetPLUS is available in both web-based and client/server versions, and customers may implement a mixed environment of both web and client/server.

2. DECISION

     Decision is the latest generation in a long line of the Company's business intelligence products that allow customers to develop customized reporting and analysis applications.

     Decision provides advanced development and analytical features for creating customized OLAP reporting and analysis applications such as product and customer profitability analysis, sales analysis, balanced scorecards and other performance measurement applications.

     Decision capitalizes on the increased use of multi-dimensional analysis by business professionals to solve business problems. Using multi-dimensional analysis, business professionals view information in a way that is consistent with their perspective on the underlying business (e.g., across time periods, business measures, geographies, products and markets). Decision includes software necessary to deliver an enterprise-wide reporting and analysis application, including software which 1) gathers and consolidates data from multiple, disparate data sources, 2) uses server-based technology to facilitate computer-intensive functions such as sorting and ad-hoc calculations and 3) provides analysis capabilities and front end presentation for end-users.

     Decision offers advanced visualization and proactive alerting capabilities to help end-users focus on important exceptions in large amounts of information. End-users can use this exception alerting capability to define the data to be monitored and the acceptable data ranges that they want to be alerted on.

     The Company views the web as an important technology platform for the types of applications that Decision supports, and Decision is available on both web and client/server platforms. Decision supports Essbase, Microsoft SQL Server Analysis Services, IBM DB2 OLAP Server databases, as well as other OLAP databases that support the Microsoft OLE DB for OLAP standard.

3. FDC

     FDC is a statutory consolidation and management reporting application that collects and consolidates financial data from different general ledgers and other sources within a multi-divisional or multi-location organization. It produces consolidated financial reports for management, public and statutory reporting. With FDC, customers can reduce their financial closing time and provide financial results more quickly, thus freeing up time for improved financial analysis.

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

     A management reporting and analysis module for FDC provides both client/server and web-enabled management reporting and analysis, with all of the reporting capabilities of Decision. This allows key financial performance reporting and analysis to be broadly deployed to management and business analysts, thus eliminating time-consuming custom reports.

4. LEGACY PRODUCTS

     Because Comshare has been in business for thirty-five years, the Company has a number of older products that it continues to support. Comshare continues to support Commander OLAP, the predecessor to Decision, older desktop EIS and modeling products, third party databases, and System W and IFPS products for use on mainframe computers. Customers use System W and IFPS for applications similar to those developed with Decision, although the multi-dimensional database resides on the mainframe rather than on the server. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

IMPLEMENTATION AND CONSULTING SERVICES

     Implementation and consulting services are offered for all of the Company's software products and include application design and modification, installation assistance, implementation and troubleshooting support.

     Comshare complements its services through partnership arrangements with value added consultants and has a certification process to recognize consultants qualified in the use of Comshare applications. The certification process is also designed to help Comshare's customers receive quality service, support, training and project oversight and to help Comshare monitor the services provided by its certified consultants.

     In addition, distributors and resellers of the Company offer implementation and consulting services for their direct customers, similar to the services offered by the Company.

SOFTWARE MAINTENANCE AND SUPPORT

     The Company provides customer telephone helpline support staffed with experienced professionals. Customers under maintenance agreements receive product enhancements and updates, bug fixes and access to Comshare's telephone helpline and helpline web site. Maintenance customers pay an annual maintenance fee, which is typically 15 to 20 percent of the software license fee.

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

CUSTOMERS

     Comshare and its distributors are currently providing maintenance at over 2,180 corporate and public sector customer sites in 41 countries. Comshare's diversified customer base includes many Fortune 1000 and Financial Times 1000 industrial companies as well as large and mid-sized companies in the communications, financial services, health care, retail and transportation industries, and many governmental and other public sector organizations.

SALES AND MARKETING

     Comshare's products and services are sold on a worldwide basis by direct sales operations, an extensive worldwide distributor network and a reseller channel that targets mid-sized companies. Comshare distributors and resellers leverage the Company's software and application expertise and offer presale and postsale implementation, consulting, customer support and services.

     The Company sells and markets its software products and services in the U.S., Canada and the U.K. through its direct sales organizations. Direct sales operations are organized geographically.

     The Company has an extensive distributor network covering 38 countries not directly served by the Company. The Company has selected established software application vendors to act as distributors to market, implement and support Comshare's products in their respective geographic areas. Revenue from the Company's distributors was $16.0 million, or approximately 26% of total revenue, in fiscal 2000.

     The Company has a group of 10 resellers that focus on sales in the middle market enterprises in the US, UK and Canada.

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

     Management planning and control applications encompass a closed-loop set of processes that enable an enterprise to plan, budget, execute, report, evaluate, analyze and respond to strategic initiatives. Towards this end, Comshare is currently developing and delivering a set of integrated budgeting and planning, financial consolidation, and management reporting and analysis applications in support of these closed-loop processes.

     The integrated suite of applications rests on the Comshare Application Architecture ("CAA"). This architecture is a multi-tiered design with a back-end database tier, an application server tier consisting of an innovative set of application objects and components and a client-side presentation tier. The CAA enables Comshare's applications to run on a variety of back-end databases and supports both client/server and web desktops. BudgetPLUS and Decision are fully web-enabled.

     To broaden the market potential for BudgetPLUS, the Company developed relational technology versions that run on mainstream relational databases. During fiscal 2000, an IBM DB2 relational version of BudgetPLUS was released.

     All of Comshare's products run on Windows NT on the server and Windows NT, Windows '98 and Windows 2000 on the desktop. Comshare's web-based offerings utilize Microsoft's Internet Information Server (IIS) and support both Microsoft's Internet Server Application Programming Interface (ISAPI) and Active Server Page (ASP) technologies. The Company plans to continue to focus on Microsoft's platforms and to replace proprietary components over time with Microsoft technologies.

     Comshare's applications are distinguished by their innovative guided analysis capabilities that enable customers to quickly and easily identify problem areas hidden within very large multi-dimensional databases.

     During the fiscal years ended June 30, 2000, 1999 and 1998, worldwide internal research and product development expenses were (in thousands):

                                                                 2000            1999          1998
Internal research and product development                      $ 9,070         $ 9,059       $ 12,398
As a % of total revenue                                          14.8%           14.2%          14.2%


     Internal research and product development was consistent as a percentage of revenue over the past three years. The decrease in the dollar amount spent on internal research and product development from fiscal 1998 to 1999 was primarily due to the sale of the Company's Retail Business.

     The markets for the Company's products are characterized by rapid technological advances, evolving industry standards, changes in customer requirements and frequent introductions and enhancements of competitive products. The Company's success and future financial performance will depend on its ability to keep pace with these changes and to anticipate these changes as they occur and to enhance its existing products and develop new products in a timely and cost-effective manner. There can be no assurance that the Company will be able to successfully accomplish future technological or product transitions, that the Company will not experience significant delays in developing new products or enhancements required to accomplish such transitions or that the Company will have sufficient financial resources available to finance such efforts. There can be no assurance as to the impact that any such transition would have on the Company's revenue or profitability. In addition, there can be no assurance that the Company's new products and enhancements will adequately address the changing needs of the marketplace and achieve market acceptance or that developments by others will not render the Company's products obsolete or non-competitive.

     The foregoing statements regarding the Company's product development efforts contain "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to, those described above and under "Business - Uncertainties Relating to Forward Looking Statements."

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     The Company's success is dependent on its proprietary technology. The Company does not hold any material patents and seeks to protect its technology primarily through trademarks, copyrights, employee and third party non-disclosure agreements and trade secret laws, which afford only limited protection.

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

     The Company has registered certain of its trademarks and copyrights. The Company is the owner of various trademarks, including Comshare(R), Comshare BudgetPLUS, Comshare Decision, Comshare EIS, Guided Analysis,

Comshare FDC, The Decision Support Company(R), Overview and Comshare Application Architecture, as well as various other trademarks associated with its legacy products. The Company's software contains the statutory copyright notices.

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

LICENSED TECHNOLOGIES

     The Company licenses certain software programs and tools from third parties and incorporates them into the Company's products. These licenses are non-exclusive and provide for varying royalty payments and expiration dates. In addition, the Company resells certain third party databases. The Company believes that the inclusion of third party software programs and tools in its products reduces product development risk and time to market.

     Examples of third party software tools that are either incorporated into or used with Comshare's products include Hyperion Solutions Corporation's ("Hyperion") Essbase, Inxight's Hyperbolic Tree, Pervasive Software, Inc.'s ("Pervasive") Pervasive.SQL 2000 database, Strategic Mapping, Inc.'s Atlas View SDK, Tidestone Technologies, Inc.'s Formula One, Advanced Visual Systems' OpenViz, and Quadbase Systems, Inc.'s EspressChart.

     Comshare resells Hyperion's Essbase database in connection with Comshare's Decision and BudgetPLUS products. Essbase sales represent a significant percentage of Comshare's Decision sales. Comshare's worldwide license to resell Essbase expires December 31, 2002, although the license may be terminated earlier in the event of an uncured material breach. The license agreement provides that Comshare and its distributors may continue to maintain and support its customer base after termination of the license agreement.

COMPETITION

     The markets for Comshare's software products are highly competitive and characterized by continued change and rapid technological advancements. In general, the Company competes principally on the basis of: (1) software application utility, which includes the extent to which its product offerings meet specific end-user needs; (2) functionality, which includes the breadth and depth of features and functions, ease-of-use and deployment; (3) service and support, which includes the range and quality of technical support, training and consulting services; (4) vendor reputation; (5) product architecture, which includes database platform, distributed/network architecture (such as web support) and ease of integration with other applications and (6) product pricing in relation to perceived value. The Company believes it competes favorably with respect to these factors, although it may be at a competitive disadvantage against certain of its competitors because of their significantly larger market presence and greater financial, technical, marketing and other resources.

     The analytical applications software market is highly competitive, highly fragmented and subject to rapid change and evolving industry standards. The Company competes primarily with Adaytum Software, Inc. and Hyperion Solutions.

     The Company also competes with a variety of additional software companies, third party professional service organizations that develop custom software and with internal information technology departments, which develop financial analytic applications. Among the Company's current and potential competitors are a number of large software companies, including ERP software developers, developers of spreadsheets, database query and reporting tools, transaction processing-based applications and database technologies, that may elect to increase the financial analytic capabilities of their current products or that may develop or acquire products that compete with the Company's products. Increased competition could result in price reductions, reduced operating margins and loss of market share. In addition, many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of products than the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors.

INTERNATIONAL OPERATIONS

     The Company derived 47.9%, 50.4% and 52.2% of its total revenue from outside North America in fiscal 2000, 1999, and 1998, respectively, and expects that revenue generated outside North America will continue to represent a significant portion of the Company's total revenue. This international business is subject to various risks inherent in international activities, including the impact on the Company's operations of, and the burdens of complying with, a wide variety of laws, regulations, rules and policies of local foreign governments, such as those relating to currency controls, hiring and termination of employees, import restrictions and the protection of proprietary rights.

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

EMPLOYEES

     Comshare employed 334 full-time employees as of June 30, 2000 including:
106 in sales and marketing, 68 in consulting and implementation services, 71 in research and product development and 89 in customer support and administration. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced any work stoppages. The Company considers its relations with its employees to be good.

MISCELLANEOUS

     Compliance with federal, state and local laws and ordinances that regulate the discharge of materials into the environment has not had, and is not expected to have, a material effect upon the capital expenditures, earnings or competitive position of Comshare.

UNCERTAINTIES RELATING TO FORWARD LOOKING STATEMENTS

     "Item 1. Business" and other parts of this Form 10-K Report contain "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to, those discussed in this section and in "Research and Product Development", "Intellectual Property and Proprietary Rights," "Licensed Technologies," "Competition" and "International Operations" above and in "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Sensitivity Analysis." Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to, the demand for the Company's products and services; the size, timing and recognition of revenue from significant orders; increased competition and pricing pressures from competitors; the Company's success in and expense associated with developing, introducing and shipping new products; new product introductions and announcements by the Company's competitors; the level of interest and success of the Company's distributors in marketing and selling the Company's products; changes in Company strategy; product life cycles; the cost and continued availability of third party software and technology incorporated into the Company's products; the impact of rapid technological advances, evolving industry standards and changes in customer requirements, including the impact on the Company's revenues of Microsoft's OLAP database; the overall competition for key employees; cancellations of maintenance and support agreements; software defects; changes in operating expenses; fluctuations in foreign exchange rates; the ability of the Company to generate sufficient future taxable income or to execute available tax strategies required to realize deferred tax assets; economic conditions generally or in specific industry segments. In addition, a significant portion of the Company's revenue in any quarter is typically derived from non-recurring license fees, a substantial portion of which is booked in the last month of a quarter. Since the purchase of the Company's products is relatively discretionary and generally involves a significant commitment of capital, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or cancelled. Further, the Company's expense levels are based, in part, on its expectations as to future revenue and a significant portion of the Company's expenses do not vary with revenue. As a result, if revenue is below expectations, results of operations are likely to be materially adversely affected.

ITEM 2. PROPERTIES

     Comshare leases sales offices and general office space in 10 major cities throughout the United States, Canada and the United Kingdom. Comshare's primary leased locations are identified in the following table:


                       Approximate                                              Lease
                         Area in                   Principal                  Expiration
   Location            Square Feet                 Activity                      Date
   --------            -----------                 --------                      ----
Ann Arbor,                  70,000        Headquarters,                     February 2005  *
   Michigan                               Administration, Sales,
                                          Marketing, Research
                                          and Product Development
                                          and Customer Support

London,                     34,000        Sales, Marketing                  January 2008
   England                                and Implementation
                                          Services

* Comshare has the option to cancel in February 2002.


ITEM 3. LEGAL PROCEEDINGS

Not Applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

                           PRICE RANGE OF COMMON STOCK

     The Company's common stock is traded on the Nasdaq National Market(R) under the symbol "CSRE."

     The following table sets forth, for the periods indicated, the high and low per share closing sales prices for the Company's common stock as reported on the Nasdaq National Market(R).

                FISCAL YEAR                        MARKET PRICES
                                                   -------------
               ENDING JUNE 30                  HIGH             LOW
               --------------                  ----             ---
  1998   First Quarter                         12.38            8.00
         Second Quarter                         8.19            4.81
         Third Quarter                          9.81            6.13
         Fourth Quarter                         8.88            7.00

  1999   First Quarter                          7.88            2.88
         Second Quarter                         5.25            3.00
         Third Quarter                          3.88            2.97
         Fourth Quarter                         3.38            3.00

  2000   First Quarter                          3.50            2.75
         Second Quarter                         6.56            2.75
         Third Quarter                          6.50            3.50
         Fourth Quarter                         4.80            3.53

  2001   First Quarter                          5.13            4.13
         (through August 31, 2000)

     At August 31, 2000, there were approximately 906 holders of record of the Company's common stock.


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

                                                                       FISCAL YEARS ENDED JUNE 30,
                                                   ------------------------------------------------------------------
                                                       2000          1999        1998         1997           1996
                                                                              (IN THOUSANDS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue                                              $ 61,323      $ 63,972    $ 87,203     $ 89,801      $ 115,353
Income (loss) from operations
   before restructuring and
   unusual charges                                       (363)       (2,985)     (4,034)     (19,727)         6,375
Loss from operations                                     (363)       (3,952)    (14,724)     (25,972)       (16,792)
Net income (loss)                                         679        (1,136)      5,266      (17,117)        (9,891)
   Per common share -
     Basic EPS                                       $   0.07      $  (0.12)   $   0.53     $  (1.75)     $   (1.09)
Average shares                                          9,664         9,700       9,903        9,770          9,048

                                                                                 JUNE 30,
                                                   ------------------------------------------------------------------
                                                       2000          1999        1998         1997           1996
                                                                              (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash & cash equivalents                              $ 29,506      $ 32,212    $ 49,311     $ 11,823       $ 27,637
Total assets                                           60,146        63,455      88,692       80,751         98,238
Long-term debt                                            599         1,198       1,434          343          1,913
Total shareholders' equity                           $ 30,891      $ 31,266    $ 38,405     $ 31,959       $ 48,664

ADDITIONAL DATA:

Number of employees at year end                           334           353         405          579            695


NOTES:    (1)  The income (loss) from operations for the fiscal years ended June
               30, 1999, 1998, 1997 and 1996 includes restructuring and unusual charges of $967,000, $10,690,000, $6,245,000 and $23,167,000,
               respectively. See Note 2 of the Notes to Consolidated Financial
               Statements for information regarding restructuring and unusual charges.

          (2) Net loss for the fiscal year ended June 30, 1999 includes a $1,102,000 income tax benefit, recognizing the availability of an income tax refund.

          (3) Net income for the fiscal year ended June 30, 1998, includes an after-tax gain of $19,986,000 from the sale of the Company's Retail Business. The Retail Business accounted for approximately $17,800,000 of the Company's 1998 revenue

          (4) The fiscal year ended June 30, 1996 includes a $1,200,000 tax benefit which related to the settlement of certain tax issues and the amendment of certain tax returns to claim credits which had previously not been claimed.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain financial data as a percentage of total revenue:

                                                                             FISCAL YEARS ENDED JUNE 30,
                                                                         2000             1999           1998
                                                                     -------------      ---------      ---------
REVENUE
   Software licenses                                                         38.2  %        36.4 %         36.3  %
   Software maintenance                                                      38.0           41.0           38.4
   Implementation, consulting and other services                             23.8           22.6           25.3
                                                                     -------------      ---------      ---------
TOTAL REVENUE                                                               100.0          100.0          100.0

COSTS AND EXPENSES
   Selling and marketing                                                     39.4           40.2           45.0
   Cost of revenue and support                                               35.7           37.9           33.1
   Internal research and product development                                 14.8           14.2           14.2
   General and administrative                                                10.7           12.4           12.3
   Restructuring and unusual charges                                            -            1.5           12.3
                                                                     -------------      ---------      ---------
TOTAL COSTS AND EXPENSES                                                    100.6          106.2          116.9
                                                                     -------------      ---------      ---------

LOSS FROM OPERATIONS                                                         (0.6)          (6.2)         (16.9)

OTHER INCOME (EXPENSE)

   Interest income                                                            2.5            3.0            0.7
   Interest expense                                                          (0.1)          (0.1)          (0.6)
   Gain on sale of Retail Business                                              -              -           40.6
   Exchange loss                                                             (0.1)          (0.1)          (0.1)
                                                                     -------------      ---------      ---------
TOTAL OTHER INCOME                                                            2.3            2.8           40.6

INCOME (LOSS) BEFORE TAXES                                                    1.7           (3.4)          23.7

                                                                     -------------      ---------      ---------
Provision (benefit) for income taxes                                          0.6           (1.6)          17.7
                                                                     -------------      ---------      ---------
NET INCOME (LOSS)                                                             1.1  %        (1.8)%          6.0  %
                                                                     =============      =========      =========


COMPARISON OF FISCAL YEAR ENDED JUNE 30, 2000 TO FISCAL YEAR ENDED JUNE 30, 1999

Revenues

         Total revenue was affected by the sale of the Company's French and German operations during the quarter ended December 31, 1998, and by the change in the Company's product mix to its MPC applications from its legacy products. To better reflect revenue from the Company's operations. The following table shows revenue reflecting the Company's French and German operations as distributors during the fiscal year ended June 30, 1999 for the fiscal years ended June 30, 2000 and 1999 ("on a comparable basis"):

In thousands                                  2000                             1999
                                              ----                             ----
                                                       % OF                            % OF           INCREASE
                                      REVENUE      TOTAL REVENUE       REVENUE     TOTAL REVENUE     (DECREASE)
                                      -------      -------------       -------     -------------     ----------
License Fees                           $ 23.4           38.2%          $ 23.0           36.7%            1.7%
Maintenance                            $ 23.3           38.0%          $ 25.7           41.1%           (9.3%)
Implementation Services                $ 14.6           23.8%          $ 13.9           22.2%            5.0%
                               -------------------------------   -----------------------------  --------------

Total Revenue                          $ 61.3          100.0%          $ 62.6          100.0%           (2.1%)

         The decrease in comparable revenue from the year ended June 30, 1999 was primarily due to a 35.0% decline in legacy revenue, largely offset by a 57.4% growth in MPC revenue. MPC revenue was $35.1 million for the year ended June 30, 2000, representing 57.4% of total revenue.

         The 1.7% growth in comparable license fees was primarily due to an increase in license fee revenues of the Company's MPC products of 114.9%, to $14.4 million for the year ended June 30, 2000. MPC license fee growth reflected primarily the growth of the Company's BudgetPLUS product, particularly the relational version. MPC license fees represented 61.5% of total license fees for the year ended June 30, 2000. The increase in MPC license fees was largely offset by a decline in legacy product license fees, which declined 44.8% for the year ended June 30, 2000 versus the year ended June 30, 1999.

         On a comparable basis, software maintenance revenues decreased 9.3% in the year ended June 30, 2000 due to the decline in legacy product maintenance. During the year ended June 30, 2000, the Company experienced 20.3% growth in maintenance revenues of the Company's MPC products to $7.7 million, or 33.0% of total maintenance. The growth in MPC product maintenance reflected the license fee growth of the MPC applications in the years ended June 30, 2000 and 1999. The increase in MPC maintenance revenues was more than offset by a decline in the Company's older legacy products, which declined 19%, primarily due to mainframe and desktop maintenance cancellations and continued customer migration to other platforms. On a comparable basis, legacy software maintenance represented 67.1% of total software maintenance revenue for the year ended June 30, 2000 as compared to 75.2% for the year ended June 30, 1999.

         On a comparable basis, implementation, consulting and other services revenues grew 5.0% primarily due to the growth in license fees in the Company's direct operations. During the year ended June 30, 2000, 89.0% of total implementation services revenue was related to the MPC products. The Company experienced an increase of 41.3% of revenue associated with implementation, consulting and other services related to the Company's MPC products. Implementation, consulting and other services revenues for MPC products were $13.0 million and $9.2 million for the fiscal years ended June 30, 2000 and 1999, respectively.

Expenses

         Total costs and expenses decreased to $61.7 million from $67.9 million for the fiscal years ended June 30, 2000 and 1999, respectively. On a comparable basis, total costs and expenses were $64.7 million for fiscal 1999. The decrease of $3.0 million is primarily due to reduced marketing expenditures, facility costs, decreased database royalties, and a restructuring charge taken in the prior fiscal year. In fiscal 1999, the Company recorded a $1.0 million pre-tax restructuring charge related to staff reduction as a result of the consolidation of the Company's financial and marketing activities and the consolidation of certain facilities.

     On a comparable basis, selling and marketing expenses decreased 5.8% to $24.2 million from $25.7 million for the fiscal years ended June 30, 2000 and 1999, respectively. The decrease was primarily a result of reduced spending in marketing and reduced costs associated with consolidating the worldwide sales organization.

     On a comparable basis, cost of revenue and support expenses decreased 6.4% to $21.9 million from $23.4 million for the fiscal years ended June 30, 2000 and 1999, respectively. The decrease is attributable to decreased costs associated with our cost of sales and reduced database royalties in fiscal 2000.

     On a comparable basis, internal research and product development expenses remained flat at $9.1 million for the fiscal years ended June 30, 2000 and 1999 and relatively flat as a percentage of total revenue. Product development expenses, as a percentage of total revenue, increased to 14.8% from 14.4% for the same periods, respectively, reflecting no significant change in the Company's product development spending for financial applications.

     On a comparable basis, general and administrative expenses remained flat at $6.5 million for the fiscal years ended June 30, 2000 and 1999.

     Interest income decreased 21.1% to $1.5 million from $1.9 million for the fiscal years ended June 30, 2000 and 1999. The Company had lower average cash balances in fiscal 2000 as compared to fiscal 1999, resulting in decreased interest income for the year ended June 30, 2000.

COMPARISON OF FISCAL YEAR ENDED JUNE 30, 1999 TO FISCAL YEAR ENDED JUNE 30, 1998

Revenues

     Total revenue decreased 26.6% in fiscal 1999 compared with fiscal 1998 primarily due to the Company's sale of its Retail Business during June 1998, as well as the sale of the Company's French and German operations and their conversion to distributor operations, during the quarter ended December 31, 1998. As a result of the sales of these operations, software licenses revenue, software maintenance revenue and implementation, consulting and other services revenue decreased. Without revenue from the Retail Business and reflecting revenue from the Company's French and German operations as distributors in both fiscal 1998 and 1999 ("on a comparable basis"), total revenue was $62.6 million in fiscal 1999 and $63.5 million in fiscal 1998. The decrease in comparable revenue from fiscal 1998 to fiscal 1999 was primarily due to decreased implementation, consulting and other services revenue in fiscal 1999.

     On a comparable basis, software licenses revenues were $23.0 million and $23.3 million for the fiscal years ended June 30, 1999 and 1998, respectively. Licenses of the Company's flagship product, BudgetPLUS, increased 50% in fiscal 1999 to $5.7 million. Sales of the Company's older legacy desktop products, however, declined and more than offset the growth in BudgetPLUS license fees.

     On a comparable basis, software maintenance revenues were $25.7 million and $25.5 million for the fiscal years ended June 30, 1999 and 1998, respectively. During fiscal 1999, the Company experienced growth in maintenance revenue from newer products such as BudgetPLUS and Decision. This increase was offset primarily by a decline in maintenance revenue from older legacy desktop and mainframe products.

     On a comparable basis, implementation, consulting and other services revenues were $13.9 million and $14.7 million for the fiscal years ended June 30, 1999 and 1998, respectively. The decrease in implementation, consulting and other services revenue for fiscal 1999 compared to fiscal 1998 was primarily due to several large implementation and consulting engagements during fiscal 1998, which were not recurring in fiscal 1999.

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

     In fiscal 1999, the Company recorded a $1.0 million pre-tax restructuring charge related to staff reduction related to the consolidation of the Company's financial and marketing activities and the consolidation of certain facilities. The restructuring charges included total staff reductions of 14 employees.

     In fiscal 1998, the Company recorded a $10.7 million pre-tax charge for restructuring and unusual charges related to the write off of capitalized software, termination costs for certain executives, staff reduction and facility costs related to the consolidation of the Company's helpline activities and planned actions to reduce facility and other costs. The restructuring charges included total staff reductions of 27 employees.

     Due to the cash received from the sale of the Retail Business in June 1998, the Company had higher average cash balances in fiscal 1999 as compared to fiscal 1998, resulting in increased interest income in fiscal 1999.

     Interest expense decreased in fiscal 1999 as compared to fiscal 1998 due to decreased average borrowings during fiscal 1999.

     On June 4, 1998, the Company sold certain software products, accounts receivable, customer contracts, intellectual property, intangibles, permits and business records related to its Arthur (TM) strategic merchandise management applications for the retail industry and its Boost Sales and Margin Planning software product for the consumer packaged goods industry to JDA Software, Inc. for $44.0 million in cash and the assumption of certain liabilities related to the Retail Business. The Company also received $1.0 million of prepaid royalties. The sale of the Retail Business resulted in a pre-tax gain of $35,386,000 and an after-tax gain of $19,986,000.

FOREIGN CURRENCY

     In fiscal 2000, 1999 and 1998, 47.9%, 50.4% and 52.7%, respectively, of the
Company's total revenue was from outside North America. Most of the Company's international revenue is denominated in foreign currencies. Comshare recognizes currency transaction gains and losses in the period of occurrence. As currency rates are constantly changing, these gains and losses can, at times, fluctuate greatly. The $54,000 foreign exchange loss in fiscal 2000 principally reflected the weakening of certain foreign currencies against the British pound during the twelve months ended June 30, 2000. The Company had exchange losses of $56,000 and $71,000 in fiscal 1999 and 1998, respectively, principally due to the weakening of certain foreign currencies against the British pound.

     Foreign currency fluctuations in fiscal 2000, 1999 and 1998 impacted operating income as currency fluctuations on revenue denominated in a foreign currency were partially offset by currency fluctuations on expenses denominated in a foreign currency. In fiscal 2000, the decrease in total revenue, at actual exchange rates, was $0.4 million greater than at comparable exchange rates. The decrease in total expenses in fiscal 2000, at actual exchange rates, was $0.1 million greater than at comparable exchange rates. As a result of the changes in the foreign currency exchange rates, the increase in net income before taxes in fiscal 2000, at actual exchange rates, was $0.3 less than at comparable exchange rates. In fiscal 1999, the decrease in total revenue, at actual exchange rates, was $0.3 million greater than at comparable exchange rates. The decrease in total expenses in fiscal 1999, at actual exchange rates, was $0.6 million greater than at comparable exchange rates. As a result of the changes in the foreign currency exchange rates, the increase in the net loss before taxes in fiscal 1999, at actual exchange rates, was $0.3 million less than at comparable exchange rates.

     Inflation did not have a material impact on the Company's revenue or income from operations in fiscal 2000, 1999 or 1998.

INCOME TAXES

     The Company recorded a tax provision on pretax income in fiscal 2000 at an effective rate of 35%. In fiscal 1999, taxes were provided at 35% on income before restructuring costs, and no tax benefit was recognized on restructuring costs. The income tax provision in fiscal 1998 of $15.5 million was related to the Company's sale of its Retail Business, and no tax benefit was recognized on the Company's operating loss or restructuring charges in that year.

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

     The foregoing statements regarding the realization of deferred tax assets are "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Safe Harbor Statement" for discussion of uncertainties relating to such statements.

     A comparative analysis of the factors influencing the effective income tax rate is presented in Note 8 of the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, cash and cash equivalents were $29.5 million, compared with cash and cash equivalents of $32.2 million at June 30, 1999. The decrease in cash and cash equivalents was principally due to payment of fiscal 1999 and prior years' restructuring related items and other cash used in operating activities.

     Net cash used in operating activities was $0.9 million in fiscal 2000 compared with $12.9 million in fiscal 1999. The decrease in net cash used in operating activities was primarily due to the payment of income taxes during fiscal 1999 and other expenses related to the sale of the Company's Retail Business and restructuring related items from prior years which did not impact fiscal 2000.

     Net cash used in investing activities was $0.5 million in fiscal 2000, compared to $1.2 million in fiscal 1999. The decrease in cash related to investing activities for the year ended June 30, 2000 compared to the year ended June 30, 1999, was primarily due to reduced capital expenditures in fiscal 2000. At June 30, 2000, the Company did not have material capital expenditure commitments. In fiscal 2001, property and equipment purchases are expected to be comparable to fiscal 2000.

     Net cash used in financing activities was $0.8 million in fiscal 2000, compared with $2.6 million in fiscal 1999. The decrease in cash used in financing activities was primarily due to a stock repurchase program which was completed in fiscal 1999 which did not impact fiscal 2000.

     Working capital as of June 30, 2000 was $25.5 million, compared with $24.5 million as of June 30, 1999. The increase in working capital was primarily due to an increase in accounts receivable offset by a reduction of cash and cash equivalents during the year ended June 30, 2000. In addition, accrued liabilities were reduced as a result of payments made on fiscal 1999 restructuring items. Total assets were $60.1 million at June 30, 2000, compared with $63.5 million at June 30, 1999. The decrease in total assets was primarily due to the decrease in cash and cash equivalents during the fiscal year.

     The Company has a $10 million credit agreement which matures on September 30, 2001. Borrowings are secured by accounts receivable and the credit agreement contains covenants regarding, among other things, earnings, leverage, net worth and payment of dividends. Under the terms of the credit agreement, the Company is not permitted to pay cash dividends on its common stock. Permitted borrowings available as of June 30, 2000 under this credit agreement were $10 million, of which $0.6 million was outstanding. Borrowings available at any time are based on the lower of $10 million or a percentage of worldwide eligible accounts receivable and cash. At June 30, 2000, the interest rate on borrowings denominated in Japanese yen, which were used to hedge receivables, was 2.04%.

     The Company believes that the combination of present cash balances and amounts available under credit facilities will be sufficient to meet the Company's currently anticipated cash requirements for at least the next twelve months. The foregoing statement is a "forward looking statement" within the meaning of the Securities Exchange Act of 1934, as amended. The extent to which such sources will be sufficient to meet the Company's anticipated cash requirements is subject to a number of uncertainties including the ability of the Company's operations to generate sufficient cash to support operations, and other uncertainties described in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Safe Harbor Statement."

MARKET SENSITIVITY ANALYSIS

     The Company is exposed to market risk from changes in foreign exchange and interest rates. To reduce the risk from changes in foreign exchange rates, the Company selectively uses financial instruments. The Company does not hold or issue financial instruments for trading purposes.

FOREIGN CURRENCY

     The Company at various times denominates borrowings in foreign currencies and enters into forward exchange contracts to hedge exposures related to foreign currency transactions. The Company does not use any other types of derivatives to hedge such exposures nor does it speculate in foreign currency. In general, the Company uses forward exchange contracts to hedge against large selective transactions that present the most exposure to exchange rate fluctuations. At June 30, 2000 and June 30, 1999, the Company had forward contracts of approximately $5.6 million and $2.9 million (notional amounts), respectively, denominated in foreign currencies. The contracts outstanding at June 30, 2000 mature through October 13, 2000 and are intended to hedge various foreign currency commitments due from the Company's distributors. Due to the short-term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amounts at June 30, 2000 and 1999.

     Gains and losses on the forward contracts are largely offset by gains and losses on the underlying exposure. The Company conducts business in approximately 7 foreign currencies, predominately British pounds, the Euro and Japanese yen. A hypothetical 10 percent appreciation of the U.S. dollar from June 30, 2000 market rates would increase the unrealized value of the Company's forward contracts by an immaterial amount and a hypothetical 10 percent depreciation of the U.S. dollar from June 30, 2000 market rates would decrease the unrealized value of the Company's forward contracts by an immaterial amount. In either scenario, the gains or losses on the forward contracts are largely offset by the gains or losses on the underlying transactions.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Sensitivity Analysis."


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and schedule filed herewith are set forth on the Index to Consolidated Financial Statements and Schedule on page 23 and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated herein by reference to the Company's 2000 Proxy Statement under the captions "Election of Directors" and "Further Information-Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the Company's 2000 Proxy Statement under the caption "Executive Compensation."

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item is incorporated herein by reference to the Company's 2000 Proxy Statement under the captions "Further
Information-Principal Shareholders" and "Further Information-Stock Ownership of Management."


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item is incorporated herein by reference to the Company's 2000 Proxy Statement under the captions "Certain Relationships and Related Transactions."

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)The following documents are filed as part of this Report:



       1.  Consolidated Financial Statements:

           The Financial Statements filed with this report are listed in the Index to Consolidated Financial Statements and Schedule, which appears on page 23.


       2.  Consolidated Financial Statement Schedule:
           The Financial Statement Schedule filed with this report is listed in the Index to Consolidated Financial Statements and Schedule, which appears on page 23.

       3. The exhibits filed with this report are listed in the Exhibits which appears on page 46. The following are the Company's management contracts and compensatory plans and arrangements, which are required to be filed as exhibits to this Form 10-K Report:


EXHIBIT NO.                       DESCRIPTION

10.01 Benefit Adjustment Plan of Comshare, Incorporated, effective June 1, 1986, as amended and restated on November 6, 1997.

10.02 First Amendment to the Benefit Adjustment Plan of Comshare, Incorporated -- incorporated by reference to Exhibit 10.01 to the Registrant's Form 10-Q Report for the quarter ended March 31, 1999.

10.03 Comshare, Incorporated 1988 Stock Option Plan, as amended -- incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1990 and Exhibit 10.22 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1994.

10.04 Amended and Restated Employee Agreement between Comshare, Incorporated and Richard L. Crandall, effective July 1, 1994, as amended - incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1994.

10.05 Non-Competition Agreement between Comshare, Incorporated and Richard L. Crandall.

10.06 Letter Agreement from Comshare, Incorporated to Kathryn A. Jehle regarding terms of employment dated April 18, 1994 -- incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1994.

10.07 Stock Option Agreement, effective as of March 10, 1997, between Comshare, Incorporated and Daniel T. Carroll -- incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-Q Report for the quarter ended March 31, 1997.

10.08 Trust Agreement under the Benefit Adjustment Plan of Comshare, Incorporated, effective April 25, 1988, as amended -- incorporated by reference to Exhibit 10.31 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1993.

10.09 Trust Agreement between Comshare, Incorporated and Vanguard Fiduciary for maintaining the Profit Sharing Plan of Comshare, Incorporated, effective March 31, 1992, as amended -- incorporated by reference to
         Exhibit 10.15 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1994.

10.10 1994 Executive Stock Purchase Program of Comshare, Incorporated -- incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1994.

10.11 Employee Stock Purchase Plan of Comshare, Incorporated -- incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1994.

10.12 First Amendment to Employee Stock Purchase Plan -- incorporated by reference to Exhibit 10.01 to Registrant's Form 10-Q for the quarter ended September 30, 1999.

10.13 Second Amendment to Employee Stock Purchase Plan -- incorporated by reference to Exhibit 10.02 to Registrant's Form 10-Q for the quarter ended September 30, 1999.

10.14 Third Amendment to Employee Stock Purchase Plan -- incorporated by reference to Exhibit 10.03 to Registrant's Form 10-Q for the quarter ended September 30, 1999.

10.15 1994 Directors Stock Option Plan of Comshare, Incorporated -- incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1994.

10.16 First Amendment to Directors Stock Option Plan -- incorporated by reference to Exhibit 10.05 to Registrant's Form 10-Q for the quarter ended September 30, 1999.

10.17 Executive Bonus Program, effective October 1, 1997 -- incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q Report for the quarter ended December 31, 1997.

10.18 Comshare, Incorporated Change in Control Severance Agreement dated as of June 1, 1998, between Comshare, Incorporated and Dennis G. Ganster -- incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1998.

10.19 First Amendment to Comshare, Incorporated Change in Control Severance Agreement dated as of November 30, 1999, between Comshare, Incorporated and Dennis G. Ganster -- incorporated by reference to Exhibit 10.03 to the Registrant's Form 10-Q Report for the quarter ended December 31, 1999.

10.20 Comshare, Incorporated Change in Control Severance Agreement dated as of June 1, 1998, between Comshare, Incorporated and Kathryn A. Jehle -- incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1998.

10.21 First Amendment to Comshare, Incorporated Change in Control Severance Agreement dated as of November 30, 1999, between Comshare, Incorporated and Kathryn A. Jehle -- incorporated by reference to Exhibit 10.02 to the Registrant's Form 10-Q Report for the quarter ended December 31, 1999.

10.22 Comshare, Incorporated Change in Control Severance Agreement dated as of June 1, 1998, between Comshare, Incorporated and David King -- incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1998.

10.23 First Amendment to Comshare, Incorporated Change in Control Severance Agreement dated as of November 30, 1999, between Comshare, Incorporated and David King -- incorporated by reference to Exhibit 10.01 to the Registrant's Form 10-Q Report for the quarter ended December 31, 1999.

10.24 Comshare, Incorporated Change in Control Severance Agreement dated as of June 1, 1998, between Comshare, Incorporated and Stanley Starkey -- incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1998.

10.25 First Amendment to Comshare, Incorporated Change in Control Severance Agreement dated as of November 30, 1999, between Comshare, Incorporated and Stanley R. Starkey -- incorporated by reference to Exhibit 10.05 to the Registrant's Form 10-Q Report for the quarter ended December 31, 1999.

10.26 Comshare, Incorporated Change in Control Severance Agreement dated as of June 1, 1998, between Comshare, Incorporated and Norman Neuman -- incorporated by reference to Exhibit 10.23 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1998.

10.27 First Amendment to Comshare, Incorporated Change in Control Severance Agreement dated as of November 30, 1999, between Comshare Incorporated and Norman R. Neuman, Jr. -- incorporated by reference to Exhibit 10.04 to the Registrant's Form 10-Q Report for the quarter ended December 31, 1999.

10.28 Comshare, Incorporated 1998 Global Employee Stock Option Plan -- incorporated by reference to Exhibit 10.25 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1998.

10.29 First Amendment to Global Employee Stock Option Plan -- incorporated by reference to Exhibit 10.04 to the Registrant's Form 10-Q for the quarter ended September 30, 1999.

10.30 Summary of 1998 Senior Executive Incentive Plan -- incorporated by reference to Exhibit 10.26 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1998.

10.31 Summary of 1999 Senior Executive Incentive Plan -- incorporated by reference to Exhibit 10.27 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1998.

10.32    Summary of 2000 Senior Executive Incentive Plan.

10.33    Summary of 2001 Senior Executive Incentive Plan.

(b)      Reports on Form 8-K.

Since the end of the fiscal quarter ended March 31, 2000 the Registrant has not filed any reports on Form 8-K.

                             COMSHARE, INCORPORATED

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                                              PAGE
                                                                                              ----

Report of Independent Public Accountants                                                        24

Consolidated Statements of Operations for
    the Fiscal Years Ended June 30, 2000, 1999 and 1998                                         25

Consolidated Statements of Comprehensive Income for
    the Fiscal Years Ended June 30, 2000, 1999 and 1998                                         26

Consolidated Balance Sheets as of June 30, 2000 and 1999                                     27-28

Consolidated Statements of Cash Flows for the
    Fiscal Years Ended June 30, 2000, 1999 and 1998                                             29

Consolidated Statements of Shareholders' Equity
    for the Fiscal Years Ended June 30, 2000, 1999 and 1998                                     30

Notes to Consolidated Financial Statements                                                   31-43



                                    SCHEDULE

II.    Consolidated Schedule of Valuation & Qualifying Accounts                                 44

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Comshare, Incorporated:

     We have audited the accompanying consolidated balance sheets of COMSHARE, INCORPORATED (a Michigan corporation) and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Comshare, Incorporated and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States.

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



                                                  ARTHUR ANDERSEN LLP

Detroit, Michigan,
July 25, 2000.

COMSHARE, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                            FISCAL YEARS ENDED JUNE 30,
                                                                      2000             1999              1998
                                                                   ------------     ------------     -------------
REVENUE
   Software licenses                                               $    23,446      $    23,299      $     31,679
   Software maintenance                                                 23,261           26,228            33,490
   Implementation, consulting and other services                        14,616           14,445            22,034
                                                                   ------------     ------------     -------------
TOTAL REVENUE                                                           61,323           63,972            87,203

COSTS AND EXPENSES
   Selling and marketing                                                24,169           25,724            39,217
   Cost of revenue and support                                          21,911           24,215            28,883
   Internal research and product development                             9,070            9,059            12,398
   General and administrative                                            6,536            7,959            10,739
   Restructuring and unusual charges                                         -              967            10,690
                                                                   ------------     ------------     -------------
TOTAL COSTS AND EXPENSES                                                61,686           67,924           101,927

LOSS FROM OPERATIONS                                                      (363)          (3,952)          (14,724)

OTHER INCOME (EXPENSE)
   Interest income                                                       1,530            1,901               632
   Interest expense                                                        (68)             (63)             (488)
   Gain on sale of Retail Business                                           -                -            35,386
   Exchange loss                                                           (54)             (56)              (71)
                                                                   ------------     ------------     -------------
TOTAL OTHER INCOME                                                       1,408            1,782            35,459

INCOME (LOSS) BEFORE TAXES                                               1,045           (2,170)           20,735
Provision (benefit) for income taxes                                       366           (1,034)           15,469
                                                                   ------------     ------------     -------------

NET INCOME (LOSS)                                                  $       679      $    (1,136)     $      5,266
                                                                   ============     ============     =============

SHARES USED IN BASIC EPS COMPUTATION                                     9,664            9,700             9,903
                                                                   ============     ============     =============

SHARES USED IN DILUTED EPS COMPUTATION                                   9,791            9,700            10,074
                                                                   ============     ============     =============

NET INCOME (LOSS) PER COMMON SHARE - BASIC EPS                     $      0.07      $     (0.12)     $       0.53
                                                                   ============     ============     =============

NET INCOME (LOSS) PER COMMON SHARE - DILUTED EPS                   $      0.07      $     (0.12)     $       0.50
                                                                   ============     ============     =============



  The accompanying notes are an integral part of these consolidated statements.

COMSHARE, INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

                                                                             FISCAL YEARS ENDED JUNE 30,
                                                                      2000             1999              1998
                                                                  ------------     ------------      -------------
Net income (loss)                                                  $       679      $    (1,136)     $      5,266

Other comprehensive loss:
   Currency translation adjustment                                        (702)            (848)              (11)
   Increase in pension liability,
     net of tax                                                         (1,020)          (3,262)                -
                                                                   ------------     ------------     -------------

Other comprehensive loss, net of tax                                    (1,722)          (4,110)              (11)
                                                                   ------------     ------------     -------------

COMPREHENSIVE INCOME (LOSS)                                        $    (1,043)     $    (5,246)     $      5,255
                                                                   ============     ============     =============



  The accompanying notes are an integral part of these consolidated statements.

COMSHARE, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                                           AS OF JUNE 30,
                                                                       2000             1999
                                                                   ------------     ------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                       $    29,506      $    32,212
   Accounts receivable, less allowance for
      doubtful accounts of $1,230 and $1,327
      as of June 30, 2000 and 1999, respectively                        17,328           14,723
   Deferred income taxes                                                   759              654
   Prepaid expenses and other current assets                             2,297            4,585
                                                                   ------------     ------------

      TOTAL CURRENT ASSETS                                              49,890           52,174


   Computers and other equipment                                         8,508           11,099
   Leasehold improvements                                                2,774            2,893
                                                                   ------------     ------------
Property and equipment, at cost                                         11,282           13,992

Less - Accumulated depreciation                                          9,397           11,354
                                                                   ------------     ------------
   Property and equipment, net                                           1,885            2,638

Goodwill, net of accumulated
   amortization of $1,853 and $1,571 as of
   June 30, 2000 and 1999, respectively                                  1,047            1,330

Deferred income taxes                                                    5,845            5,067

Other assets                                                             1,479            2,246
                                                                   ------------     ------------

      TOTAL ASSETS                                                 $    60,146      $    63,455
                                                                   ============     ============


   The accompanying notes are an integral part of these consolidated balance sheets.

COMSHARE, INCORPORATED
CONSOLIDATED BALANCE SHEETS - (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           AS OF JUNE 30,
                                                                       2000             1999
                                                                   ------------     ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable                                                   $         -      $       882
   Accounts payable                                                      2,252            3,808
   Accrued liabilities -
      Payroll                                                            2,240            1,864
      Taxes                                                              1,154              808
      Other                                                              6,583            8,747
                                                                   ------------     ------------
          Total accrued liabilities                                      9,977           11,419

   Deferred revenue                                                     12,178           11,611
                                                                   ------------     ------------

      TOTAL CURRENT LIABILITIES                                         24,407           27,720

Long-term debt                                                             599            1,198

Other liabilities                                                        4,249            3,271
                                                                   ------------     ------------

   TOTAL LIABILITIES                                                    29,255           32,189

SHAREHOLDERS' EQUITY
   Capital stock:
      Preferred stock, no par value;
         authorized 5,000,000 shares; none issued                            -                -
      Common stock, $1 par value;
         authorized 20,000,000 shares; issued and outstanding
         9,771,962 shares as of June 30, 2000
         and 9,642,033 as of June 30, 1999.                              9,772            9,642
   Capital contributed in excess of par value                           38,790           38,650
   Retained deficit                                                     (7,807)          (8,486)
   Accumulated other comprehensive income:
      Pension liability, net of tax                                     (4,282)          (3,262)
      Cumulative translation adjustment                                 (5,582)          (4,880)
                                                                   ------------     ------------
                                                                        30,891           31,664
   Less - Notes receivable                                                   -              398
                                                                   ------------     ------------
      Total shareholders' equity                                        30,891           31,266
                                                                   ------------     ------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $    60,146      $    63,455
                                                                   ============     ============


    The accompanying notes are an integral part of these consolidated balance sheets.

COMSHARE, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                              FISCAL YEARS ENDED JUNE 30,
                                                                       2000             1999             1998
                                                                   ------------     ------------     -------------
OPERATING ACTIVITIES
   Net income (loss)                                               $       679      $    (1,136)     $      5,266
   Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
      Depreciation and amortization                                      1,288            1,982             9,023
      Gain on sale of Retail Business                                        -                -           (35,386)
      Noncash restructuring and unusual charges                              -              641            10,176
      Changes in operating assets and liabilities:
          Accounts receivable                                           (2,929)           6,360             2,848
          Prepaid expenses and other assets                                752              312               (75)
          Accounts payable                                              (3,647)          (6,303)            1,864
          Accrued liabilities                                              844           (8,468)           (3,539)
          Deferred revenue                                                 735           (3,312)           (4,928)
          Income taxes payable                                           2,288           (2,836)              (52)
          Deferred income taxes                                           (883)           2,142            14,602
          Other liabilities                                                (41)          (2,242)             (556)
                                                                   ------------     ------------     -------------
            Net cash used in operating activities                         (914)         (12,860)             (757)

INVESTING ACTIVITIES
   Additions to computer software                                            -                -            (6,546)
   Payments for property and equipment                                    (505)          (1,578)             (601)
   Proceeds from sale of Retail Business and prepaid royalties               -                -            45,000
   Other                                                                     -              378             1,103
                                                                   ------------     ------------     -------------
            Net cash provided by (used in) investing activities           (505)          (1,200)           38,956

FINANCING ACTIVITIES
   Net repayments under debt agreements,
      capital lease agreements and notes payable                        (1,462)            (747)           (2,023)
   Stock options exercised                                                   -                -               753
   Common stock repurchased and retired                                      -           (2,835)                -
   Employee stock purchases                                                270              626               423
   Other                                                                   397              315               268
                                                                   ------------     ------------     -------------
            Net cash used in financing activities                         (795)          (2,641)             (579)

EFFECT OF EXCHANGE RATE CHANGES                                           (492)            (398)             (132)
                                                                   ------------     ------------     -------------

NET INCREASE (DECREASE) IN CASH                                         (2,706)         (17,099)           37,488

CASH AT BEGINNING OF PERIOD                                             32,212           49,311            11,823
                                                                   ------------     ------------     -------------

CASH AT END OF PERIOD                                              $    29,506      $    32,212      $     49,311
                                                                   ============     ============     =============

SUPPLEMENTAL DISCLOSURES:
   Cash paid for interest                                          $        49      $        88      $        215
                                                                   ============     ============     =============
   Cash paid for taxes                                             $       819      $     3,863      $        862
                                                                   ============     ============     =============



   The accompanying notes are an integral part of these consolidated statements.

COMSHARE, INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)

                                                                              FISCAL YEARS ENDED JUNE 30,
                                                                       2000              1999             1998
                                                                   ------------     -------------     ------------
COMMON STOCK
------------
   Balance beginning of year                                       $     9,642      $     10,003      $     9,871
   Employee Stock Purchases                                                130               207               61
   1994 Executive Stock Purchase Program                                     -                50                -
   Retirement of shares                                                      -                 -               (9)
   Stock repurchased                                                         -              (618)               -
   Stock options exercised                                                   -                 -               80
                                                                   ------------     -------------     ------------
   Balance end of year                                                   9,772             9,642           10,003
                                                                   ------------     -------------     ------------

CAPITAL CONTRIBUTED IN EXCESS OF PAR
------------------------------------
   Balance beginning of year                                            38,650            40,335           39,528
   Employee Stock Purchases                                                140               419              362
   1994 Executive Stock Purchases                                            -               113                -
   Retirement of shares                                                      -                 -             (240)
   Stock repurchased                                                         -            (2,217)               -
   Stock options exercised                                                   -                 -              685
                                                                   ------------     -------------     ------------
   Balance end of year                                                  38,790            38,650           40,335
                                                                   ------------     -------------     ------------

RETAINED DEFICIT
----------------
   Balance beginning of year                                            (8,486)           (7,350)         (12,363)
   Net income (loss)                                                       679            (1,136)           5,266
   Retirement of shares                                                      -                 -             (253)
                                                                   ------------     -------------     ------------
   Balance end of year                                                  (7,807)           (8,486)          (7,350)
                                                                   ------------     -------------     ------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
--------------------------------------
   Balance beginning of year                                            (8,142)           (4,032)          (4,021)
   Comprehensive income                                                 (1,722)           (4,110)             (11)
                                                                   ------------     -------------     ------------
   Balance end of year                                                  (9,864)           (8,142)          (4,032)
                                                                   ------------     -------------     ------------

LESS - NOTES RECEIVABLE
-----------------------
   Balance beginning of year                                               398               551            1,056
   Payments on executive loans                                            (398)             (153)            (505)
                                                                   ------------     -------------     ------------
   Balance end of year                                                       -               398              551
                                                                   ------------     -------------     ------------

      TOTAL SHAREHOLDERS' EQUITY                                   $    30,891      $     31,266      $    38,405
                                                                   ============     =============     ============


   The accompanying notes are an integral part of these consolidated statements.

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY. Comshare, Incorporated (the "Company") develops, markets and supports management planning and control applications software. The Company also provides maintenance, training, consulting and support services. Comshare is currently providing maintenance at over 2,100 corporate and public sector customer sites. The Company markets its products through a direct sales force and channel partners in the United States, Canada and the United Kingdom and has an extensive distributor network in 38 other countries. The Company was incorporated in Michigan in February, 1966 and commenced operations at that time.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All material intercompany accounts and transactions have been eliminated.

REVENUE. The Company's revenue consists of software licenses, software maintenance and implementation services revenue. The Company recognizes software license revenue in accordance with Statement of Position (SOP) 97-2 "Software Revenue Recognition" and related interpretation. Software maintenance revenue, whether bundled with a product license or priced separately, is recorded as deferred revenue on the balance sheet when invoiced and is recognized over the term of the maintenance contract. Implementation services revenue is recognized as the services are performed.

EXPENSE CLASSIFICATION. Selling and marketing expenses primarily include employee costs, travel costs, facilities expenses and advertising. Cost of revenue and support includes personnel and other costs related to implementation services revenue, customer support costs, direct cost of producing software and royalty expense for products licensed from others for use in the Company's product offerings.

FOREIGN CURRENCY TRANSLATION. All assets and liabilities of the Company's foreign operations are translated at current exchange rates and revenue and expenses are translated at monthly exchange rates. Resulting translation adjustments are reflected as a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in net income.

FINANCIAL INSTRUMENTS. The Company, at various times, enters into forward exchange contracts to hedge certain exposures related to identifiable foreign currency transactions that are relatively certain as to both timing and amount. Gains and losses on the forward contracts are recognized concurrently with the gains and losses from the underlying transactions. The forward exchange contracts used are classified as "held for purposes other than trading." The Company does not use any other types of derivative financial instruments to hedge such exposures, nor does it use derivatives for speculative purposes. At June 30, 2000 and 1999, the Company had forward foreign currency exchange contracts of $5.6 million and $2.9 million (notional amounts), respectively. The contracts outstanding at June 30, 2000 mature through October 13, 2000 and are intended to hedge various foreign currency commitments due from foreign subsidiaries and the Company's distributors. Due to the short-term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amount at June 30, 2000 and 1999. The Financial Accounting Standards Board has issued SFAS No. 137, a deferral of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. As of June 30, 2000, the Company has adopted this statement and quantified the impact, determining that there was no material effect on the financial statements.

CASH AND CASH EQUIVALENTS. Cash and cash equivalents includes highly liquid investments with maturities of ninety days or less.

COMPUTER SOFTWARE. Product upgrades for the Company's products have been released regularly with an almost continuous product development cycle. Based on these continuous product life cycles, the time between establishing technological feasibility and general release to the public is very short. As a result, software costs qualifying for capitalization are not significant. Accordingly, the Company does not capitalize software development costs and does not anticipate capitalization of software costs in future periods.

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

OTHER ASSETS. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. There was no adjustment to the Company's financial statements as a result of this evaluation.

INCOME TAXES. The Company accounts for estimated income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." This statement provides for an asset and liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

EARNINGS PER SHARE. Earnings per share of common stock is based on the daily weighted average number of shares of common stock outstanding considering the dilutive effect of outstanding stock options when appropriate. In fiscal 1998, the Company adopted SFAS No. 128, "Earnings per Share."

STOCK PLANS. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25 "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. The Company has provided pro forma disclosure of the fair value of stock options granted during fiscal 2000, 1999 and 1998 in accordance with the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." See Note 5 of Notes to Consolidated Financial Statements.

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

USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results may differ from these estimates.

RECLASSIFICATIONS. Certain amounts in the 1998 and 1999 financial statements have been reclassified to conform with 2000 presentations.

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


2. RESTRUCTURING AND UNUSUAL CHARGES

     At June 30, 2000, the Company had $1.3 million of accruals remaining that related to prior fiscal year restructuring charges. Of this, $0.9 million is related to facilities and the remaining amounts are related to employee severance agreements.

     In fiscal 1999, the Company recorded a $1.0 million pre-tax charge for restructuring related to the consolidation of the Company's financial and marketing activities and the consolidation of certain facilities. The restructuring charges included total staff reductions of 14 employees.

     In fiscal 1998, the Company recorded a $10.7 million pre-tax charge for restructuring and unusual charges related to the write-off of capitalized software, termination costs for certain executives, staff reduction and facility costs related to the consolidation of the Company's helpline activities and planned actions to reduce facility and other costs. The restructuring charges included total staff reductions of 27 employees.


3. BORROWINGS
   (IN THOUSANDS)

                                                                            2000             1999
                                                                        ------------     -------------
Line of credit and overdraft facilities                                 $       599      $      1,518
Capital lease obligations                                                         -               562
                                                                        ------------     -------------
     Total debt outstanding                                                     599             2,080
Less:  current portion                                                            -               882
                                                                        ------------     -------------
Long-term debt                                                          $       599      $      1,198
                                                                        ============     =============



     The Company has a $10 million credit agreement which matures on September 30, 2001. Borrowings are secured by accounts receivable and the credit agreement contains covenants regarding among other things, earnings, leverage, net worth and payment of dividends. Under the terms of the credit agreement, the Company is not permitted to pay cash dividends on its common stock. Permitted borrowings available as of June 30, 2000 under the credit agreement were $10 million, of which $0.6 million was outstanding. Borrowings available at any time are based on the lower of $10 million or a percentage of worldwide eligible accounts receivable and cash. At June 30, 2000, the interest rate on borrowings denominated in Japanese yen, which was used to hedge receivables, was 2.04%.

     The Company's United Kingdom subsidiary entered into a $1.2 million loan agreement, which matured on May 31, 2000. The Company had outstanding borrowings under this agreement of $434,000 at June 30, 1999, which were classified as a capital lease.

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

     In September 1996, the Company's Board of Directors approved a Shareholder Rights Plan ("Rights Plan"). Under the Rights Plan, the Company declared a dividend of one preferred stock purchase right on each outstanding share of common stock. Under certain conditions, each right may be exercised to purchase one one-hundredth share of Series A Preferred Stock at an exercise price of $110. Of the 5,000,000 preferred shares the Company is authorized to issue, 200,000 shares have been designated Series A Preferred. The Series A Preferred has certain dividend, voting and liquidation preferences. No preferred shares have been issued as of June 30, 2000. The rights may only be exercised beginning ten business days following a public announcement that a person or group acquires 15% or more of the Company's common stock (subject to certain exceptions) or beginning ten business days (or under certain circumstances a later date) following the commencement or announcement of a tender or exchange offer which would cause that result. In addition, under certain circumstances, the rights will entitle shareholders (other than the acquirer) to purchase the Company's common stock, or stock of the acquirer, at a discount to market prices. The rights, which do not have voting rights, expire on September 30, 2006.

COMMON STOCK

     The shareholders approved the 1994 Executive Stock Purchase Program (the "1994 Plan"), which enables certain executives to purchase the Company's common stock at then current market prices directly from the Company. A total of 300,000 shares of the Company's common stock has been reserved for issuance under the 1994 Plan. There were no shares purchased under this program during fiscal 2000 and 50,000 were purchased in fiscal 1999.

     Prior to fiscal 1998, executives eligible under the 1994 Plan were able to purchase shares directly from the Company via a promissory note. The promissory note is secured by the related common stock issued by the Company and matures four years from the date of issuance. Interest is at the prime rate plus 1% and may be deferred until the promissory note matures. For the year ended June 30, 1997, a total of 30,813 shares at prices ranging from $11.50 to $16 were issued in exchange for notes totaling $413,000. The aggregate principal balance of these promissory notes outstanding and due to the Company was $398,000 at June 30, 1999 all of which was paid during fiscal year 2000.

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

     At June 30, 2000, the Company has reserved 440,000 shares of common stock for the exercise of employee stock options under the 1988 Stock Option Plan.

     The number of options outstanding and exercisable under the 1988 Plan was 440,000 and 241,379 at June 30, 2000, respectively, and no further grants can be made under the 1988 Plan.

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

     At June 30, 2000 the Company has reserved 196,250 shares of common stock for the exercise of directors' stock options. The number of options outstanding and exercisable under the Directors Plan was 84,500 and 22,500 at June 30, 2000, respectively.

1997 GLOBAL EMPLOYEE STOCK OPTION PLAN

     The 1997 Plan provides for the issuance of options to purchase 500,000 shares of the Company's common stock to non-officer employees of the Company. Options under the 1997 Plan were granted at 100% of the market price on the date of grant, exercisable at a rate of 25% per year after one year from the date of grant and have a term of five years. With the adoption of the 1998 Global Employee Stock Option Plan by shareholders on November 23, 1998, no future grants under the 1997 Plan are permitted.

     At June 30, 2000, the Company had reserved 167,200 shares of common stock for the exercise of employee stock options under the 1997 Plan. The number of options outstanding and exercisable under the 1997 Global Employee Stock Option Plan was 167,200 and 61,580, respectively, at June 30, 2000.

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

     At June 30, 2000, the Company has reserved 1,398,400 shares of common stock for the exercise of employee stock options under the 1998 Plan. The number of options outstanding and exercisable under the 1998 Stock Option Plan was 764,776 and 154,233 under the 1998 Plan respectively, at June 30, 2000.

SUMMARY OF ACTIVITY

Stock option activity under all plans is summarized below:

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                         2000                      1999                      1998
                                               ------------------------  ------------------------  -----------------------
                                                              Weighted                  Weighted                 Weighted
                                                              Average                   Average                  Average
                                                              Exercise                  Exercise                 Exercise
                                                  Shares       Price        Shares       Price       Shares       Price
                                               ------------  ----------  ------------  ----------  -----------  ----------
Outstanding at beginning of year                 1,496,847   $    6.20       976,234   $   10.51      675,384   $   13.45
Granted                                            212,900        4.18       858,200        3.48      772,150        7.61
Exercised                                             (975)          -             -           -      (79,625)       4.63
Cancelled                                         (252,296)       6.53      (337,587)      11.86     (391,675)      10.95
                                               ------------              ------------              -----------
Outstanding at end of year                       1,456,476   $       -     1,496,847   $    6.20      976,234   $   10.51
                                               ============              ============              ===========

Options exercisable at end of year                 479,692                   241,027                  182,260
Weighted average fair value of
   options granted during the year             $      2.48               $      2.04               $     3.69


A summary of outstanding and exercisable stock options as of June 30, 2000 is as follows:

                                                   OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                                     -----------------------------------------------------     ---------------------------------

                                                          WEIGHTED
                                                           AVERAGE            WEIGHTED                              WEIGHTED
                                                          REMAINING           AVERAGE                                AVERAGE
            RANGE OF                      NUMBER         CONTRACTUAL          EXERCISE            NUMBER            EXERCISE
        EXERCISE PRICES                OUTSTANDING           LIFE               PRICE            EXERCISABLE           PRICE
        ---------------              --------------     --------------     ---------------     --------------     --------------
      $ 3.00  to    $      3.06             70,126               8.99      $         3.06              5,832      $        3.05
        3.09  to           3.09            443,400               8.98                3.09            111,338               3.09
        3.44  to           5.06            341,950               6.93                4.09             60,024               4.09
        5.13  to           7.75            345,900               2.99                7.05            146,067               7.33
        8.00  to          27.25            255,100               1.86               12.13            156,431              13.86
-------------       ------------     --------------     --------------     ---------------     --------------     --------------

      $ 3.00  to    $     27.25          1,456,476               5.83      $         5.85            479,692      $        8.02
                                     ==============     ==============     ===============     ==============     ==============




PRO FORMA DISCLOSURE UNDER SFAS 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION"

     Using the intrinsic value method of accounting for the value of stock options and shares of the Company's stock under the Employee Stock Purchase Plan (Note 6) granted during the fiscal years ended June 30, 2000, 1999 and 1998, no compensation cost was recorded in the accompanying Consolidated Statement of Operations. Had compensation costs been determined based on the fair value at the date of grant for awards in fiscal years ended June 30, 2000, 1999 and 1998 consistent with the provisions of SFAS 123, net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                              FISCAL YEARS ENDED JUNE 30,
                                                                           2000               1999            1998
                                                                           ----               ----            ----
Net income (loss) - as reported                                           $   679           $ (1,136)       $ 5,266
Net income (loss) - pro forma                                             $  (250)          $ (1,630)       $ 4,774

Net income (loss) per share - as reported                                 $  0.07           $  (0.12)       $  0.53
Net income (loss) per share - pro forma                                   $ (0.03)          $  (0.17)       $  0.48


COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

                                                                                  FISCAL YEARS ENDED JUNE 30,
                                                                            2000              1999           1998
                                                                            ----              ----           ----
STOCK OPTION PLANS:

Expected life (years)                                                       4.82              4.84            3.32
Risk free interest rate                                                     6.25 %            5.42 %          5.65 %
Expected stock price volatility                                             0.85              0.85            0.65
Expected dividend yield                                                     0.00 %            0.00 %          0.00 %

EMPLOYEE STOCK PURCHASE PLAN:

Expected life (years)                                                       0.50              0.50            0.50
Risk free interest rate                                                     6.25 %            5.42 %          5.65 %
Expected stock price volatility                                             0.85              0.85            0.65
Expected dividend yield                                                     0.00 %            0.00 %          0.00 %


6. EMPLOYEE STOCK PURCHASE PLAN

     Under the Employee Stock Purchase Plan (the "ESPP"), 744,125 shares of the Company's common stock have been reserved for issuance. The ESPP allows participating employees to purchase shares of the Company's common stock through payroll deductions at 85% of the lower of fair market value at the beginning or the end of the six month period beginning either July 1 or January 1. Substantially all employees are eligible to participate in the ESPP. Under the ESPP, 233,541, 148,716, and 60,576 shares were issued in fiscal 2000, 1999 and 1998, respectively.


7. BENEFIT PLANS

     The Company has a profit sharing plan covering substantially all United States employees. The profit sharing plan provides for a minimum annual Company contribution of 2% of an employee's qualified compensation and matching contributions based on employee 401(k) contributions. The Company also has a deferred compensation plan for United States officers for the payment of benefits which would not otherwise be eligible under its tax-qualified retirement plans. The Company's contributions, other than the above, are discretionary and are determined by the Board of Directors. The total contributions for both plans were $733,000, $642,000 and $589,000 in fiscal 2000, 1999 and 1998, respectively.

     A subsidiary in the United Kingdom maintains a defined contribution plan for substantially all United Kingdom employees. The plan provides a minimum annual Company contribution of 2.5% of the employee's compensation and matching contributions up to an additional 2.5% of compensation, based on employee contributions.

     The United Kingdom subsidiary also has a defined benefit plan, which covered substantially all of its employees hired prior to January 1, 1994. This plan was frozen on April 1, 1997, with no further benefits accruing under the plan. The components of pension expense for the fiscal years ended June 30 are as follows (in thousands):

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                      2000              1999
                                                                  ------------      ------------
CHANGE IN BENEFIT OBLIGATION

Benefit obligation at beginning of year                             $ 23,640          $ 21,099
Interest cost                                                          1,408             1,357
Actuarial gain                                                           693             2,919
Benefits paid                                                           (464)           (1,735)
                                                                    --------          --------
Benefit obligation at end of year                                     25,277            23,640
                                                                    ========          ========

CHANGE IN PLAN ASSETS

Fair value of plan assets at beginning of year                        21,398            21,167
Actual return on plan assets                                           1,734             3,024
Actuarial loss                                                          (798)           (1,058)
Benefits paid                                                           (464)           (1,735)
                                                                    --------          --------
Fair value of plan assets at end of year                              21,870            21,398
                                                                    ========          ========

Funded status                                                         (3,407)           (2,242)
Unrecognized actuarial loss                                            5,685             4,564
                                                                    --------          --------
Net amount recognized                                                  2,278             2,322
                                                                    ========          ========

AMOUNTS RECOGNIZED IN THE ACCOMPANYING
   CONSOLIDATED FINANCIAL STATEMENTS:

     Prepaid benefit cost                                              2,278             2,322
     Accrued benefit liability                                        (5,685)           (4,564)
     Accumulated other comprehensive income                            5,685             4,564
                                                                    --------          --------
Net amount recognized                                               $  2,278          $  2,322
                                                                    ========          ========

WEIGHTED -AVERAGE ASSUMPTIONS AS OF JUNE 30:

Discount rate                                                           6.00 %            6.25 %
Expected return on plan assets                                          7.50 %            7.50 %

COMPONENTS OF NET PERIODIC BENEFIT COST:

Interest cost                                                       $  1,408          $  1,357
Expected return on plan assets                                        (1,528)           (1,491)
Recognized actuarial loss                                                 76                 5
                                                                    --------          --------
Net periodic benefit cost                                           $    (44)         $   (129)
                                                                    ========          ========


COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8.   INCOME TAXES

     A summary of income (loss) before provision (benefit) for income taxes and components of the provision (benefit) for income taxes for the fiscal years ended June 30 is as follows (in thousands):




                                                                    2000         1999          1998
                                                                -----------   -----------   ----------
Income (loss) before provision (benefit) for income taxes:
     Domestic                                                     $ (4,156)    $ (5,558)     $ 23,217
     Foreign                                                         5,201        3,388        (2,482)
                                                                  --------     --------      --------
                                                                  $  1,045     $ (2,170)     $ 20,735
                                                                  ========     ========      ========
Domestic provision (benefit) for income taxes:
     Current                                                      $   (600)    $ (2,888)     $  3,650
     Deferred                                                         (764)      (1,176)       11,800

Foreign provision for income taxes:
     Current                                                           821          713             -
     Deferred                                                          909        2,317            19
                                                                  --------     --------      --------

Provision (benefit) for income taxes                              $    366     $ (1,034)     $ 15,469
                                                                  ========     ========      ========

     The differences between the United States Federal statutory income tax provision (benefit) and the consolidated income tax provision (benefit) for the fiscal years ended June 30 are summarized as follows (in thousands):

Federal statutory provision (benefit)                             $    366     $   (760)     $  7,257
Non-deductible meals and entertainment                                  91          121           119
State income taxes, net of federal tax benefit                           -            -            33
Change in valuation reserve                                           (335)      (2,112)        9,084
Tax rate difference                                                    268         (135)         (850)
Effect of sale of foreign subsidiaries                                   -        1,813             -
Other, net                                                             (24)          39          (174)
                                                                  --------     --------      --------
Actual income tax provision (benefit)                             $    366     $ (1,034)     $ 15,469
                                                                  ========     ========      ========



     Deferred income taxes represent temporary differences in the recognition of certain items for income tax and financial reporting purposes. The components of the net deferred income tax asset as of June 30 are summarized as follows (in thousands):

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



                                                                2000            1999
                                                            -------------    ------------
Deferred income tax assets:
  Research and development                                    $  1,650       $  1,902
  Tax credits                                                    1,773            384
  Depreciation and amortization                                    253            356
  Net operating loss                                             5,345          4,672
  Employee benefits                                                549            521
  Accrued liabilities                                              547            997
  Capitalized software                                           2,155          2,563
  Other                                                          3,608          3,916
                                                              --------       --------
                                                              $ 15,880       $ 15,311
Valuation allowance                                             (8,231)        (8,566)
                                                              --------       --------
                                                              $  7,649       $  6,745
Deferred income tax liabilities:
  Employee benefits                                               (730)          (698)
  Other                                                           (315)          (326)
                                                              --------       --------
                                                                (1,045)        (1,024)
                                                              --------       --------
Net deferred income tax asset                                 $  6,604       $  5,721
                                                              ========       ========



     Realization of deferred tax assets associated with the Company's future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the deferred tax assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized through future taxable income or by using a tax strategy currently available to the Company. On a quarterly basis, management will assess whether it remains more likely than not that the deferred tax assets will be realized. This assessment could be impacted by a determination that the tax strategy is no longer sufficient to realize some or all of the deferred tax assets.

     At June 30, 2000, for income tax purposes, certain of the Company's foreign subsidiaries had available net operating loss carryforwards of approximately $12 million, which do not expire. In addition, the Company has general business credits, which will expire between 2010 and 2019.


9.   LEASES

     The Company leases office space, transportation and computer equipment under non-cancelable operating leases. Initial lease terms vary in length and several of the leases contain renewal options. Future minimum lease payments under all non-cancelable operating leases are as follows (in thousands):

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




        FISCAL YEARS ENDING JUNE 30,
-------------------------------------------------

2001                                                     $  4,500
2002                                                        4,120
2003                                                        3,455
2004                                                        3,156
2005                                                        2,540
Thereafter                                                  2,687
                                                         --------
Total minimum payments                                   $ 20,458
                                                         ========

Minimum payments under operating leases have not been reduced by minimum sublease rentals of $6.9 million due in the future under non-cancelable subleases.

     Total rental expense was $5.2 million, $6.1 million and $9.2 million for the fiscal years ended June 30, 2000, 1999, and 1998, respectively.


10.  SEGMENT REPORTING

     The Company has only one reportable segment - the development, marketing and support of management planning and control applications software. Revenue is derived from the licensing of software, software maintenance, and the provision of product implementation and support services.

     No single customer accounted for more that 10% of the Company's total revenue in the fiscal years ended June 30, 2000, 1999 and 1998. In addition, the Company is not dependent on any single customer or group of customers.

     The accounting policies for the geographic information are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. Geographic segment information is as follows:

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




                                                                            FISCAL YEARS ENDED JUNE 30,
                                                                   -------------------------------------------

                                                                      2000            1999            1998
                                                                   -----------     -----------    ------------
Revenue from external customers:
  United States                                                    $ 31,928         $ 31,744         $ 41,709
  United Kingdom                                                     13,418           12,492           19,276
  Other countries                                                    15,977           19,736           26,218
                                                                   --------         --------         --------
       TOTAL REVENUE                                               $ 61,323         $ 63,972         $ 87,203
                                                                   ========         ========         ========

Operating income (loss):
  United States                                                    $    333         $ (1,590)        $  2,935
  United Kingdom                                                      1,200              420            2,545
  Other countries                                                    10,197           10,023            7,315
                                                                   --------         --------         --------
       TOTAL OPERATING INCOME                                        11,730            8,853           12,795

Unallocated expenses                                                (10,685)         (11,023)         (27,446)
Gain on sale of Retail Business                                           -                -           35,386
                                                                   --------         --------         --------
INCOME (LOSS) BEFORE TAXES                                         $  1,045         $ (2,170)        $ 20,735
                                                                   ========         ========         ========

Identifiable assets:
  United States                                                    $ 48,237         $ 52,874         $ 59,242
  United Kingdom and other countries                                 11,909           10,581           29,450
                                                                   --------         --------         --------
       TOTAL IDENTIFIABLE ASSETS                                   $ 60,146         $ 63,455         $ 88,692
                                                                   ========         ========         ========


     Unallocated expenses consist of general corporate expenses, internal research and product development expenses, interest expense and interest income. Unallocated amounts in the fiscal year ended June 30, 1999 include approximately $1.0 million of restructuring and unusual related expenses. Unallocated amounts in the fiscal year ended June 30, 1998 include $10.7 million of restructuring and unusual related expenses.

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11.  QUARTERLY FINANCIAL DATA

     Summarized quarterly financial data is as follows (unaudited and in thousands except per share data):


                                                                     INCOME                          NET
                                                                     (LOSS)         NET            INCOME
                                                                      FROM         INCOME          (LOSS)
                                                   REVENUE         OPERATIONS      (LOSS)         PER SHARE
                                                  -----------     ------------   -----------     ------------
2000
First Quarter                                       $ 14,506      $   (178)       $     52          $  0.01
Second Quarter                                        15,023          (250)             59             0.01
Third Quarter                                         15,028          (170)            161             0.02
Fourth Quarter                                        16,766           235             407             0.04
                                                    --------      --------        --------          -------
Year Ended June 30                                  $ 61,323      $   (363)       $    679          $  0.07
                                                    ========      ========        ========          =======

1999
First Quarter                                       $ 17,159      $   (409)       $     52          $  0.01
Second Quarter                                        16,925          (379)             80             0.01
Third Quarter                                         14,798        (1,782)         (1,422)           (0.15)
Fourth Quarter                                        15,090        (1,382)            154             0.02
                                                    --------      --------        --------          -------
Year Ended June 30                                  $ 63,972      $ (3,952)       $ (1,136)         $ (0.12)
                                                    ========      ========        ========          =======

1998
First Quarter                                       $ 20,962      $ (3,438)       $ (3,505)         $ (0.36)
Second Quarter                                        23,334            74              83             0.01
Third Quarter                                         23,298            56              73             0.01
Fourth Quarter                                        19,609       (11,416)          8,615             0.87
                                                    --------      --------        --------          -------
Year Ended June 30                                  $ 87,203      $(14,724)       $  5,266          $  0.53
                                                    ========      ========        ========          =======




     During the quarter ended June 30, 1999, the Company recorded approximately $1.0 million of restructuring charges related to staff reduction due to the consolidation of the Company's financial and marketing activities and the consolidation of certain facilities.

     During the quarter ended June 30, 1998, the Company realized an after-tax gain of $20.0 million from the sale of the Company's Retail Business. The Company also recorded $9.1 million of restructuring and unusual charges.

12.  LITIGATION

     The Company is a party to various litigation in the normal course of business. Management does not anticipate that the outcome of this litigation will have a materially adverse effect on the financial position of the Company.

                             COMSHARE, INCORPORATED

                                   SCHEDULE II
                              CONSOLIDATED SCHEDULE
                       OF VALUATION & QUALIFYING ACCOUNTS




                                                                         ADDITIONS
                                         BALANCE        CHARGED TO      (DEDUCTIONS)                                    BALANCE
           DESCRIPTION                  BEGINNING       COSTS AND          FROM          TRANSLATION       OTHER         END OF
                                        OF PERIOD       EXPENSES          RESERVE        ADJUSTMENTS      RELATED        PERIOD
                                       ------------   ------------     ------------    --------------    ---------     ----------
Allowance for doubtful accounts
for the years ended June 30:
               2000                        $ 1,327     $     -          $   (96)        $    (1)          $     -       $ 1,230
                                           =======     =======          =======         =======           =======       =======

               1999                        $ 1,830     $   302          $  (816)        $    11           $     -       $ 1,327
                                           =======     =======          =======         =======           =======       =======

               1998                        $ 1,053     $   762          $    29         $   (14)          $     -       $ 1,830
                                           =======     =======          =======         =======           =======       =======

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Comshare, Incorporated
DATE:  SEPTEMBER 28, 2000              By: /s/ Kathryn A. Jehle
                                           --------------------
                                           Kathryn A. Jehle
                                           Senior Vice President,
                                           Chief Financial Officer,
                                           Treasurer,  Assistant Secretary
                                           and a Director

     Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.




             SIGNATURE                                    TITLE                              DATE
-------------------------------------       ----------------------------------       ----------------------



 /s/ Dennis G. Ganster                      President, Chief Executive               September 28, 2000
----------------------                      Officer and a Director                   ----------------------
Dennis G. Ganster                           (Principal Executive Officer)


 /s/ Kathryn A. Jehle                       Senior Vice President,                   September 28, 2000
---------------------                       Chief Financial Officer,                 ----------------------
Kathryn A. Jehle                            Treasurer, Assistant Secretary
                                            and a Director
                                            (Principal Financial Officer)

 /s/ Brian J. Jarzynski                     Corporate Controller and                 September 28, 2000
-----------------------                     Chief Accounting Officer                 ----------------------
Brian J. Jarzynski                          (Principal Accounting Officer)


 /s/ Daniel T. Carroll                      Chairman of the Board                    September 28, 2000
----------------------                      and a Director                           ----------------------
Daniel T. Carroll

 /s/ Geoffrey B. Bloom                      Director                                 September 28, 2000
----------------------                                                               ----------------------
Geoffrey B. Bloom

 /s/ Richard L. Crandall                    Director                                 September 28, 2000
------------------------                                                             ----------------------
Richard L. Crandall

 /s/ Alan G. Merten                         Director                                 September 28, 2000
-------------------                                                                  ----------------------
Alan G. Merten

 /s/ John F. Rockart                        Director                                 September 28, 2000
--------------------                                                                 ----------------------
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

4.04 Second Amendment and Waiver to Credit Agreement, dated October__, 1999, between the Registrant, Comshare Limited and Harris Trust and Savings Bank - incorporated by reference to Exhibit 4.01 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1999.

4.05 Rights Agreement, dated as of September 16, 1996, between Comshare, Incorporated and Key Bank National Association, as Rights Agent - incorporated by reference to Exhibit 2 to the Registrant's Registration Statement on Form 8-A, filed on September 17, 1996.

4.06 Form of certificate representing Rights (included as Exhibit B to the form of Rights Agreement filed as Exhibit 4.04). Pursuant to the Rights Agreement, Rights Certificates will not be mailed until after the earlier of (i) the tenth business day (or such later date as may be determined by the Board of Directors, with the concurrence of a majority of the Continuing Directors, prior to such time as any person becomes an Acquiring Person) after the date of the commencement of, or first public announcement of the intent to commence, a tender or exchange offer by any person or group of affiliated or associated persons (other than the Company or certain entities affiliated with or associated with the Company), if, upon consummation thereof, such person or group of affiliated or associated persons would be the beneficial owner of 15% or more of such outstanding shares of common stock - incorporated by reference to Exhibit 1 to the Registrant's Registration Statement on Form 8-A, filed on September 17, 1996.

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

10.04 Amended and Restated Employee Agreement between Comshare, Incorporated and Richard L. Crandall, effective July 1, 1994, as amended - incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1994.

10.05 Non-Competition Agreement between Comshare, Incorporated and Richard L. Crandall.

10.06 Letter Agreement from Comshare, Incorporated to Kathryn A. Jehle regarding terms of employment dated April 18, 1994 - incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1994.

10.07 Stock Option Agreement, effective as of March 10, 1997, between Comshare, Incorporated and Daniel T. Carroll - incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-Q Report for the quarter ended March 31, 1997.

10.08 Trust Agreement under the Benefit Adjustment Plan of Comshare, Incorporated, effective April 25, 1988, as amended - incorporated by reference to Exhibit 10.31 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1993.

10.09 Trust Agreement between Comshare, Incorporated and Vanguard Fiduciary for maintaining the Profit Sharing Plan of Comshare, Incorporated, effective March 31, 1992, as amended - incorporated by reference to
        Exhibit 10.15 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1994.

10.10 1994 Executive Stock Purchase Program of Comshare, Incorporated - incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1994.

10.11 Employee Stock Purchase Plan of Comshare, Incorporated - incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1994.

10.12 First Amendment to Employee Stock Purchase Plan - incorporated by reference to Exhibit 10.01 to Registrant's Form 10-Q for the quarter ended September 30, 1999.

10.13 Second Amendment to Employee Stock Purchase Plan - incorporated by reference to Exhibit 10.02 to Registrant's Form 10-Q for the quarter ended September 30, 1999

10.14 Third Amendment to Employee Stock Purchase Plan - incorporated by reference to Exhibit 10.03 to Registrant's Form 10-Q for the quarter ended September 30, 1999.

10.15 1994 Directors Stock Option Plan of Comshare, Incorporated - incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1994.

10.16 First Amendment to Directors Stock Option Plan - incorporated by reference to Exhibit 10.05 to Registrant's Form 10-Q for the quarter ended September 30, 1999.

10.17 Executive Bonus Program, effective October 1, 1997 - incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q Report for the quarter ended December 31, 1997.

10.18 Comshare, Incorporated Change in Control Severance Agreement dated as of June 1, 1998, between Comshare, Incorporated and Dennis G. Ganster - incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1998.

10.19 First Amendment to Comshare, Incorporated Change in Control Severance Agreement dated as of November 30, 1999, between Comshare, Incorporated and Dennis G. Ganster - incorporated by reference to Exhibit 10.03 to the Registrant's Form 10-Q Report for the quarter ended December 31, 1999.

10.20 Comshare, Incorporated Change in Control Severance Agreement dated as of June 1, 1998 between Comshare, Incorporated and Kathryn A. Jehle - incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1998.

10.21 First Amendment to Comshare, Incorporated Change in Control Severance Agreement dated as of November 30, 1999, between Comshare, Incorporated and Kathryn A. Jehle - incorporated by reference to Exhibit 10.02 to the Registrant's Form 10-Q Report for the quarter ended December 31, 1999.

10.22 Comshare, Incorporated Change in Control Severance Agreement dated as of June 1, 1998, between Comshare, Incorporated and David King - incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1998.

10.23 First Amendment to Comshare, Incorporated Change in Control Severance Agreement dated as of November 30, 1999, between Comshare, Incorporated and David King - incorporated by reference to Exhibit 10.02 to the Registrant's Form 10-Q Report for the quarter ended December 31, 1999.

10.24 Comshare, Incorporated Change in Control Severance Agreement dated as of June 1, 1998, between Comshare, Incorporated and Stanley Starkey - incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1998.

10.25 First Amendment to Comshare, Incorporated Change in Control Severance Agreement dated as of November 30, 1999, between Comshare, Incorporated and Stanley R. Starkey - incorporated by reference to Exhibit 10.02 to the Registrant's Form 10-Q Report for the quarter ended December 31, 1999.

10.26 Comshare, Incorporated Change in Control Severance Agreement dated as of June 1, 1998, between Comshare, Incorporated and Norman Neuman - incorporated by reference to Exhibit 10.23 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1998.

10.27 First Amendment to Comshare, Incorporated Change in Control Severance Agreement dated as of November 30, 1999, between Comshare, Incorporated and Norman R. Neuman, Jr. - incorporated by reference to Exhibit 10.02 to the Registrant's Form 10-Q Report for the quarter ended December 31, 1999.

10.28 Comshare, Incorporated 1998 Global Employee Stock Option Plan - incorporated by reference to Exhibit 10.25 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1998.

10.29 First Amendment to Global Employee Stock Option Plan - incorporated by reference to Exhibit 10.04 to the Registrant's Form 10-Q for the quarter ended September 30, 1999.

10.30 Summary of 1998 Senior Executive Incentive Plan - incorporated by reference to Exhibit 10.26 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1998.

10.31 Summary of 1999 Senior Executive Incentive Plan - incorporated by reference to Exhibit 10.27 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1998.

10.32   Summary of 2000 Senior Executive Incentive Plan.

10.33   Summary of 2001 Senior Executive Incentive Plan.

10.34 Lease dated September, 1994, between Comshare, Incorporated, Tenant and MGI Holding, Inc., Landlord for office space located at 555 Briarwood Circle, Ann Arbor, Michigan 48108 - incorporated by reference to Exhibit
        10.18 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1994.

10.35 Agreement between Taurusbuild Limited, Comshare and Svenska Handelsbanken related to the lease of office space for the Company's London office facility - incorporated by reference to Exhibit 10.17 of the Registrant's Form 10-K Report for the fiscal year ended June 30, 1994.

10.36 Software License Agreement by and between Arbor Software Corporation and Comshare, Incorporated dated December 23, 1993 - incorporated by reference to Exhibit 10.20 to Amendment Number 3 to the Registrant's Form 10-K Report, filed November 8, 1995, for the fiscal year ended June 30, 1995. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2.)

10.37 First Amendment to License Agreement by and between Arbor Software Corporation and Comshare, Incorporated dated March 1, 1994 - incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1995. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2.)

10.38 Second Amendment to License Agreement by and between Arbor Software Corporation and Comshare, Incorporated - incorporated by reference to
        Exhibit 10 of the Registrant's Form 8-K Report filed on December 24, 1997. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-02.)

10.39 Third Amendment to License Agreement by and between Hyperion and Comshare, Incorporated- incorporated by reference to Exhibit 10.33 to the Registrants Form 10-K Report for the fiscal year ended June 30, 1998. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-02.)

21.01   Subsidiaries of the Registrant.

23.01   Consent of Independent Public Accountants.

27.00   Financial Data Schedule.

99.00 Amended and Restated Profit Sharing Plan of Comshare, Incorporated, Form 11-K Annual Report - filed pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended, for the fiscal year ended June 30, 1999.

                     (THIS PAGE IS INTENTIONALLY LEFT BLANK)