Form 10-Q
period 2000-09-30
COMSHARE INC
filed 2000-11-13
CIK 201513

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                               -------------------


            X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          -----
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Yes   X       No
    -------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of SEPTEMBER 30, 2000.

                                                          OUTSTANDING AT
     CLASS OF COMMON STOCK                              SEPTEMBER 30, 2000
     ---------------------                              ------------------

       $1.00 PAR VALUE                                   9,788,152 SHARES

                             COMSHARE, INCORPORATED

                                      INDEX


                                                                                                     Page No.

PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS


         Condensed Consolidated Statements of Operations
             for the Three Months Ended September 30, 2000 and 1999......................................3

         Consolidated Statements of Comprehensive Income
             For the Three Months Ended September 30, 2000 and 1999......................................4


         Condensed Consolidated Balance Sheets as of
             September 30, 2000 and June 30, 2000........................................................5


         Condensed Consolidated Statements of Cash Flows for the
             Three Months Ended September 30, 2000 and 1999..............................................7


         Notes to Condensed Consolidated Financial Statements............................................8


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS........................................................11


     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................16


PART II - OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................................... 16



             SIGNATURE..................................................................................17


             INDEX TO EXHIBITS..........................................................................18

PART I. - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS


                             COMSHARE, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited; in thousands, except per share data)

                                                                                                         THREE MONTHS ENDED
                                                                                                            SEPTEMBER 30,
                                                                                                    2000                     1999
                                                                                                    ----                     ----
REVENUE
     Software licenses                                                                            $  4,703                 $  5,302
     Software maintenance                                                                            5,841                    5,748
     Implementation, consulting
          and other services                                                                         4,899                    3,456
                                                                                                  --------                 --------
TOTAL REVENUE                                                                                       15,443                   14,506

COSTS AND EXPENSES
     Selling and marketing                                                                           5,461                    5,817
     Cost of revenue and support                                                                     6,781                    5,238
     Internal research and product development                                                       2,056                    2,150
     General and administrative                                                                      1,432                    1,479
                                                                                                  --------                 --------
TOTAL COSTS AND EXPENSES                                                                            15,730                   14,684
                                                                                                  --------                 --------

LOSS FROM OPERATIONS                                                                                  (287)                    (178)

OTHER INCOME (EXPENSE)
     Interest income                                                                                   427                      386
     Interest expense                                                                                   (2)                     (22)
     Exchange loss                                                                                     (15)                    (104)
                                                                                                  --------                 --------
TOTAL OTHER INCOME                                                                                     410                      260

INCOME BEFORE TAXES                                                                                    123                       82
Provision for income taxes                                                                              45                       30
                                                                                                  --------                 --------

NET INCOME                                                                                        $     78                 $     52
                                                                                                  ========                 ========

SHARES USED IN BASIC EPS COMPUTATION                                                                 9,780                    9,642
                                                                                                  ========                 ========

SHARES USED IN DILUTED EPS COMPUTATION                                                              10,007                    9,642
                                                                                                  ========                 ========

NET INCOME PER COMMON SHARE -
     BASIC AND DILUTED EPS                                                                        $   0.01                 $   0.01
                                                                                                  ========                 ========


     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (unaudited, in thousands)


                                                                        THREE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                        2000           1999
                                                                     -----------     ----------
Net income                                                           $        78     $       52

Other comprehensive loss:
   Currency translation adjustment                                         (430)           (32)
                                                                     -----------     ----------

COMPREHENSIVE INCOME (LOSS)                                          $     (352)     $       20
                                                                     ===========     ==========



     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                                  SEPTEMBER  30,           June 30,
                                                                                                      2000                   2000
                                                                                                      ----                   ----
ASSETS                                                                                             (UNAUDITED)             (audited)

CURRENT ASSETS
     Cash and cash equivalents                                                                       $25,014                $29,506
     Accounts receivable, net                                                                         17,383                 17,328
     Deferred income taxes                                                                               759                    759
     Prepaid expenses and other current assets                                                         2,528                  2,297
                                                                                                     -------                -------

          TOTAL CURRENT ASSETS                                                                        45,684                 49,890

Property and equipment, at cost
     Computers & other equipment                                                                       8,128                  8,508
     Leasehold improvements                                                                            2,705                  2,774
                                                                                                     -------                -------
                                                                                                      10,833                 11,282

     Less - Accumulated depreciation                                                                   9,123                  9,397
                                                                                                     -------                -------

     Property and equipment, net                                                                       1,710                  1,885


Goodwill, net                                                                                          1,030                  1,047

Deferred income taxes                                                                                  6,243                  5,845

Other assets                                                                                           1,557                  1,479
                                                                                                     -------                -------

          TOTAL ASSETS                                                                               $56,224                $60,146
                                                                                                     =======                =======


     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                                 SEPTEMBER 30,             June 30,
                                                                                                     2000                    2000
                                                                                                     ----                    ----
LIABILITIES AND SHAREHOLDERS' EQUITY                                                              (UNAUDITED)             (audited)

  CURRENT LIABILITIES
     Accounts payable                                                                               $  3,018               $  2,252
     Accrued liabilities:
        Payroll                                                                                          731                  2,240
        Taxes                                                                                            761                  1,154
        Other                                                                                          6,392                  6,583
                                                                                                    --------               --------
          Total accrued liabilities                                                                    7,884                  9,977

     Deferred revenue                                                                                 10,148                 12,178
                                                                                                    --------               --------

               TOTAL CURRENT LIABILITIES                                                              21,050                 24,407

Long-term debt                                                                                           329                    599
Other liabilities                                                                                      4,225                  4,249

  SHAREHOLDERS' EQUITY
    Capital stock:
        Preferred stock, no par value;
        authorized 5,000,000 shares; none issued                                                        --                     --
        Common stock, $1.00 par value;
        authorized 20,000,000 shares; outstanding
         9,788,152 shares as of September 30, 2000
        and 9,771,962 shares as of June 30, 2000                                                       9,788                  9,772
     Capital contributed in excess of par value                                                       38,855                 38,790
     Retained deficit                                                                                 (7,729)                (7,807)
     Accumulated other comprehensive income:                                                            --
        Pension liability, net of tax                                                                 (4,282)                (4,282)
        Cumulative translation adjustment                                                             (6,012)                (5,582)
                                                                                                    --------               --------
          TOTAL SHAREHOLDERS' EQUITY                                                                  30,620                 30,891
                                                                                                    --------               --------

               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $ 56,224               $ 60,146
                                                                                                    ========               ========


     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited; in thousands)

                                                                                                          THREE MONTHS ENDED
                                                                                                              SEPTEMBER 30,
                                                                                                     -----------------------------
                                                                                                     2000                    1999
                                                                                                     ----                    ----
OPERATING ACTIVITIES
     Net income                                                                                    $     78                $     52
     Adjustments to reconcile net income to
     net cash used in operating activities:
         Depreciation and amortization                                                                  251                     385
         Changes in operating assets and liabilities:
              Accounts receivable                                                                      (242)                 (3,452)
              Prepaid expenses and other assets                                                        (321)                   (307)
              Accounts payable                                                                          790                  (3,076)
              Accrued liabilities                                                                    (2,011)                  1,747
              Deferred revenue                                                                       (1,924)                 (1,360)
              Income taxes receivable                                                                  --                     2,888
              Deferred income taxes                                                                    (398)                 (1,027)
              Other liabilities                                                                         (24)                   (283)
                                                                                                   --------                --------
                 NET CASH USED IN OPERATING ACTIVITIES                                               (3,801)                 (4,433)

INVESTING ACTIVITIES
     Payments for property and equipment                                                                 (9)                    (79)
     Other                                                                                              (83)                    (38)
                                                                                                   --------                --------
                 NET CASH USED IN INVESTING ACTIVITIES                                                  (92)                   (117)

FINANCING ACTIVITIES
     Net repayments under debt agreements,
        capital lease agreements and notes payable                                                     (254)                   (684)
     Other                                                                                               82                    --
                                                                                                   --------                --------
                 NET CASH USED IN FINANCING ACTIVITIES                                                 (172)                   (684)

Effect of exchange rate changes                                                                        (427)                    (44)
                                                                                                   --------                --------

NET DECREASE IN CASH                                                                                 (4,492)                 (5,278)

CASH AT BEGINNING OF PERIOD                                                                          29,506                  32,212
                                                                                                   --------                --------

CASH AT END OF PERIOD                                                                              $ 25,014                $ 26,934
                                                                                                   ========                ========

SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                                                                           $      2                $     23
                                                                                                   ========                ========

  Cash paid for income taxes                                                                       $    443                $    168
                                                                                                   ========                ========

     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - GENERAL INFORMATION

       The condensed consolidated financial statements included herein have been prepared by Comshare, Incorporated (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K. Certain amounts in the fiscal 2000 financial statements have been reclassified to conform with fiscal 2001 presentations.

       In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, required to present fairly its consolidated statements of operations and the consolidated statements of comprehensive income for the three months ended September 30, 2000 and 1999, the consolidated balance sheets as of September 30, 2000 and the consolidated statements of cash flows for the three months ended September 30, 2000 and 1999.

       The results of operations for the three months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected in future quarters or the full fiscal year. The software industry is generally characterized by seasonal trends.

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

NOTE C - BORROWINGS

       The Company has a $10 million credit agreement which expires on September 30, 2002. Borrowings are secured by accounts receivable and the credit agreement contains covenants regarding, among other things, earnings leverage, net worth and payment of dividends. Under the terms of the credit agreement, the Company is not permitted to pay cash dividends on its common stock. Borrowings under this credit agreement were approximately $0.3 million and total available borrowings were $10 million at September 30, 2000. Borrowings available at any time are based on the lower of $10 million or a percentage of worldwide eligible accounts receivable and cash. At September 30, 2000, the interest rate on borrowings denominated in Japanese yen, which was used to hedge receivables, was 2.14%.

                             COMSHARE, INCORPORATED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE D - FINANCIAL INSTRUMENTS

          The Company, at various times, enters into forward exchange contracts to hedge certain exposures related to identifiable foreign currency transactions that are relatively certain as to both timing and amount. Gains and losses on the forward contracts are recognized concurrently with the gains and losses from the underlying transactions. The forward exchange contracts used are classified as "held for purposes other than trading." The Company does not use any other types of derivative financial instruments to hedge such exposures, nor does it use derivatives for speculative purposes. At September 30, 2000 and June 30, 2000, the Company had forward foreign currency exchange contracts outstanding of approximately $4.1 million and $5.6 million (notional amounts), respectively, denominated in foreign currencies. The contracts outstanding at September 30, 2000 mature at various dates through January 12, 2001 and are intended to hedge various foreign currency commitments due from the Company's distributors. Due to the short-term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amounts at September 30, 2000 and June 30, 2000. The Financial Accounting Standards Board has issued SFAS No. 137, a deferral of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. As of September 30, 2000, the Company has adopted this statement and quantified the impact, determining that there was no material effect on the financial statements.


NOTE E - SEGMENT REPORTING

          The Company has only one reportable segment - the development, marketing and support of financial analytic applications software for management planning and control. Revenue is derived from the licensing of software and the provision of related services, that include product implementation, consulting, training and support.

     No single customer accounted for more that 10% of the Company's total revenue in the three months ended September 30, 2000 and 1999. In addition, the Company is not dependent on any single customer or group of customers. Geographic segment information is as follows:

                             COMSHARE, INCORPORATED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                                                       THREE MONTHS ENDED
                                                                                                          SEPTEMBER 30,
                                                                                                  2000                     1999
                                                                                              ------------             ------------
                                                                                                         (In thousands)
REVENUE FROM EXTERNAL CUSTOMERS:
     United States                                                                              $  8,861                 $  7,501
     United Kingdom                                                                                2,919                    3,193
     Other countries                                                                               3,663                    3,812
                                                                                                --------                 --------
          TOTAL REVENUE                                                                         $ 15,443                 $ 14,506
                                                                                                ========                 ========

OPERATING INCOME (LOSS):
     United States                                                                              $    248                 $ (1,120)
     United Kingdom                                                                                 (153)                   1,064
     Other countries                                                                               2,261                    2,611
                                                                                                --------                 --------
          TOTAL OPERATING INCOME                                                                   2,356                    2,555

Unallocated expenses                                                                              (2,233)                  (2,473)
                                                                                                --------                 --------
INCOME BEFORE TAXES                                                                             $    123                 $     82
                                                                                                ========                 ========

IDENTIFIABLE ASSETS:
     United States                                                                              $ 46,471                 $ 48,433
     United Kingdom and other countries                                                            9,753                   11,764
                                                                                                --------                 --------
          TOTAL IDENTIFIABLE ASSETS                                                             $ 56,224                 $ 60,197
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

ITEM 2. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS


          The following discussion and analysis sets forth information for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.


RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain financial data as a percentage of total revenue.

                                                                         THREE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                     ---------------------------
                                                                       2000              1999
                                                                       ----              ----
REVENUE
   Software licenses                                                     30.5 %            36.6 %
   Software maintenance                                                  37.8              39.6
   Implementation, consulting and other services                         31.7              23.8
                                                                     ---------         ---------
       TOTAL REVENUE                                                    100.0             100.0

COSTS AND EXPENSES
   Selling and marketing                                                 35.4              40.1
   Cost of revenue and support                                           43.9              36.1
   Internal research and product development                             13.3              14.8
   General and administrative                                             9.3              10.2
                                                                     ---------         ---------
        TOTAL COSTS AND EXPENSES                                        101.9             101.2

LOSS FROM OPERATIONS                                                     (1.9)             (1.2)

OTHER INCOME (EXPENSE)
   Interest income                                                        2.8               2.7
   Interest expense                                                         -              (0.2)
   Exchange loss                                                         (0.1)             (0.7)
                                                                     ---------         ---------
        TOTAL OTHER INCOME                                                2.7               1.8

INCOME BEFORE TAXES                                                       0.8               0.6

Provision for income taxes                                                0.3               0.2
                                                                     ---------         ---------

NET INCOME                                                                0.5 %             0.4 %
                                                                     =========         =========


REVENUE

         The following table shows revenue for the Company during the quarters ended September 30, 2000 and 1999:

In thousands                                   2000                           1999
                                               ----                           ----
                                                         % OF                          % OF           INCREASE
                                      REVENUE       TOTAL REVENUE     REVENUE      TOTAL REVENUE     (DECREASE)
                                      -------       -------------     -------      -------------     ----------
License Fees                          $ 4,703           30.5%         $ 5,302           36.6%          (11.3%)
Maintenance                           $ 5,841           37.8%         $ 5,748           39.6%            1.6%
Implementation and Other              $ 4,899           31.7%         $ 3,456           23.8%           41.8%
                                  -------------------------------   -----------------------------

Total Revenue                        $ 15,443          100.0%        $ 14,506          100.0%            6.5%

         Total revenue growth of 6% from the quarter ended September 30, 1999 was primarily due to an 18% growth in revenue from management planning and control software applications ("MPC"), offset by an 8% decline in revenue from the Company's older desktop ("legacy") products. MPC revenue was $9.4 million for the quarter ending September 30, 2000, representing 61% of total revenue.

         The 11% decline in license fees was primarily due to a decrease in FDC license fees, which decreased 61% from the three months ended September 30, 1999. As a result, license fee revenues of the Company's MPC products decreased 7%, to $2.9 million for the quarter ended September 30, 2000. License fees for the Company's BudgetPLUS product grew 41% from $1.9 million for the three months ended September 30, 1999 to $2.6 million for the same period ended September 30, 2000. MPC license fees represented 61% of total license fees for the quarter ended September 30, 2000. License fees of legacy products declined 17% for the quarter ended September 30, 2000 versus the quarter ended September 30, 1999 from $2.2 million to $1.8 million.

         Software maintenance revenues increased 2% for the quarter ended September 30, 2000 primarily due to an increase in MPC product maintenance. During the quarter ended September 30, 2000, the Company experienced 20% growth in maintenance revenues of the Company's MPC products to $2.1 million. MPC product maintenance accounted for 36% of total maintenance revenue for the three months ended September 30, 2000. The growth in MPC product maintenance reflected the license fee growth of the MPC applications in the prior fiscal year. The increase in MPC maintenance was largely offset by the Company's older legacy products, which declined 7%, primarily due to mainframe and desktop maintenance cancellations. Legacy software maintenance represented 64% of total software maintenance revenue for the quarter ended September 30, 2000 as compared to 70% for the quarter ended September 30, 1999.

         Implementation, consulting and other services revenues grew 42% primarily due to the growth in license fees in the Company's direct operations in the six months ended June 30, 2000. During the quarter ended September 30, 2000, 90% of total implementation services revenue was related to MPC products, which grew 42%. Implementation, consulting and other services revenues for MPC products were $4.4 million and $3.1 million for the quarters ended September 30, 2000 and 1999, respectively.

COSTS AND EXPENSES

                                                                         THREE MONTHS ENDED             PERCENT
                                                                            SEPTEMBER 30,               CHANGE
                                                                     ----------------------------     ----------
                                                                         2000            1999
                                                                         ----            ----
                                                                            (in thousands)
COST AND EXPENSES
   Selling and marketing                                                 $ 5,461         $ 5,817           (6.1) %
   Cost of revenue and support                                             6,781           5,238           29.5
   Internal research and product development                               2,056           2,150           (4.4)
   General and administrative                                              1,432           1,479           (3.2)
                                                                     ------------     -----------

           TOTAL COSTS AND EXPENSES                                     $ 15,730        $ 14,684            7.1  %
                                                                     ============     ===========

         Total costs and expenses increased 7.1% in the three months ended September 30, 2000 compared to the prior year, primarily due to increased third party consulting costs associated with increased implementation services revenue.

         Selling and marketing expenses decreased 6% primarily due to cost reductions associated with the consolidation of the Company's worldwide sales organization, which occurred in October 1999.

         Cost of revenue and support expenses increased 29% from the first quarter of the prior year. The increase was primarily due to increased costs associated with third party consultants involved in implementations.

         Internal research and product development costs, and general and administrative costs remained relatively flat from the first quarter of the prior year.


 OTHER INCOME AND EXPENSE


                                                                          THREE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                     ----------------------------
                                                                         2000             1999
                                                                         ----             ----
                                                                            (IN THOUSANDS)
OTHER INCOME (EXPENSE)
    Interest income                                                        $ 427           $ 386
    Interest expense                                                          (2)            (22)
    Exchange loss                                                            (15)           (104)
                                                                     ------------     -----------

         TOTAL OTHER INCOME                                                $ 410           $ 260
                                                                     ============     ===========


         Higher interest rates on short-term investments during the three months ended September 30, 2000 resulted in increased interest income for the quarter ended September 30, 2000, compared to the three months ended September 30, 1999.

FOREIGN CURRENCY

         For the three months ended September 30, 2000, 43% of the Company's total revenue was from outside North America compared with 48% for the three months ended September 30, 1999. Most of the Company's international revenue is denominated in foreign currencies. The Company recognizes currency transaction gains and losses in the period of occurrence. As currency rates are constantly changing, these gains and losses can, at times, fluctuate greatly. The Company's future operating results may be adversely impacted by the overall strengthening of the U.S. dollar against foreign currencies of countries where the Company conducts business; conversely, future operating results may be favorably impacted by an overall weakening of the U.S. dollar against foreign currencies. For the three months ended September 30, 2000, foreign currency fluctuations did not have a material impact on the Company's revenues, operating expenses or net income.

         The Company had several forward exchange contracts totaling a notional amount of $4.1 million, outstanding at September 30, 2000. See Note D of Notes to Condensed Consolidated Financial Statements.

PROVISION FOR INCOME TAXES

         The Company's effective income tax rate in the three months ended September 30, 2000 and 1999 was approximately 35%, as the Company recorded a provision for income taxes on its operating income in the first quarter of fiscal 2001 and fiscal 2000.

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


LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, cash and cash equivalents were $25.0 million, compared with cash and cash equivalents of $29.5 million at June 30, 2000. The decrease in cash and cash equivalents is principally due to increased days sales outstanding in accounts receivable lower payroll accruals during the quarter and due to payment of fiscal 1999 and prior years' restructuring and related items.

         Net cash used in operating activities was $3.8 million in the three months ended September 30, 2000, compared with $4.4 million in the three months ended September 30, 1999. The decrease in cash used in operating activities was primarily due to decreases in deferred revenue and accrued liabilities due to payment of fiscal year 1999 and prior years' restructuring and related items.

         Net cash used in investing activities was $0.1 million in the three months ended September 30, 2000 and in the three months ended September 30, 1999. The Company purchases most of its computer equipment under operating leases. At September 30, 2000, the Company did not have any material capital expenditure commitments.

         Net cash used in financing activities was $0.2 million in the three months ended September 30, 2000, compared with net cash used in financing activities of $0.7 million in the same period one year ago. The net decrease in cash used in financing activities was primarily due to the repayment of capital leases, which was completed in fiscal 2000 and did not impact the quarter ended September 30, 2000.

         Total assets were $56.2 million at September 30, 2000, compared with total assets of $60.1 million at June 30, 2000. Working capital as of September 30, 2000 was $24.6 million, compared with $25.5 million as of June 30, 2000. The decrease in total assets and working capital from June 30, 2000 to September 30, 2000 was primarily due to the decline in cash and cash equivalents during the three months ended September 30, 2000.

         The Company has a $10 million credit agreement which expires on September 30, 2002. Borrowings are secured by accounts receivable and the credit agreement contains covenants regarding, among other things, earnings leverage, net worth and payment of dividends. Under the terms of the credit agreement, the Company is not permitted to pay cash dividends on its common stock. Borrowings under this credit agreement were approximately $0.3 million and total available borrowings were $10 million at September 30, 2000. Borrowings available at any time are based on the lower of $10 million or a percentage of worldwide eligible accounts receivable and cash. At September 30, 2000, the interest rate on borrowings denominated in Japanese yen, which were used to hedge receivables in those currencies, was 2.14%.

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

         The Company, at various times, denominates borrowings in foreign currencies and enters into forward exchange contracts to hedge exposures related to foreign currency transactions. The Company does not use any other types of derivatives to hedge such exposures nor does it speculate in foreign currency. In general, the Company uses forward exchange contracts to hedge against large selective transactions that present the most exposure to exchange rate fluctuations. At September 30, 2000 and June 30, 2000, the Company had forward contracts of approximately $4.1 million and $5.6 million (notional amounts), respectively, denominated in foreign currencies. The contracts outstanding at September 30, 2000 mature through January 12, 2001 and are intended to hedge various foreign currency commitments due from the Company's distributors. Due to the short-term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amounts at September 30, 2000 and June 30, 2000.

         Gains and losses on the forward contracts are largely offset by gains and losses on the underlying exposure. The Company conducts business in approximately 8 foreign currencies, predominately British pounds, the Euro and Japanese yen. A hypothetical 10 percent appreciation of the U.S. dollar from September 30, 2000 market rates would increase the unrealized value of the Company's forward contracts and a hypothetical 10 percent depreciation of the U.S. dollar from September 30, 2000 market rates would decrease the unrealized value of the Company's forward contracts. In either scenario, the gains or losses on the forward contracts would be largely offset by the gains or losses on the underlying transactions.

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

SAFE HARBOR STATEMENT

         Certain information in this Form 10-Q Report contains "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, including those concerning the Company's future results, new market and business opportunities, strategy and product releases. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to, the demand for the Company's products and services; the size, timing and recognition of revenue from significant orders; increased competition and pricing pressures from competitors; the Company's success in and expense associated with developing, introducing and shipping new products; new product introductions and announcements by the Company's competitors; the level of interest and success of the Company's distributors in marketing and selling the Company's products; changes in Company strategy; product life cycles; the cost and continued availability of third party software and technology incorporated into the Company's products; the impact of rapid technological advances, evolving industry standards and changes in customer requirements, including the impact on the Company's revenues of Microsoft's OLAP database; the overall competition for key employees; cancellations of maintenance and support agreements; software defects; changes in operating expenses; fluctuations in foreign exchange rates; the ability of the Company to generate sufficient future taxable income or to execute available tax strategies required to realize deferred tax assets; and economic conditions generally or in specific industry segments. In addition, a significant portion of the Company's revenue in any quarter is typically derived from non-recurring license fees, a substantial portion of which is booked in the last month of a quarter. Since the purchase of the Company's products is relatively discretionary and generally involves a significant commitment of capital, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or cancelled. Further, the Company's expense levels are based, in part, on its expectations as to future revenue and a significant portion of the Company's expenses do not vary with revenue. As a result, if revenue is below expectations, results of operations are likely to be materially, adversely affected.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."


PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) The exhibits included with this Form 10-Q are set forth on the Index to Exhibits.

(B)  Reports on Form 8-K.

     There were no reports on Form 8-K filed during the quarter ended September 30, 2000.

                                    SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:  NOVEMBER   13,  2000                    COMSHARE, INCORPORATED
                 ---                                 (Registrant)




                                               /s/ Kathryn A. Jehle
                                               --------------------
                                               Kathryn A. Jehle
                                               Senior Vice President,
                                               Chief Financial Officer,
                                               Treasurer and Assistant Secretary

                                INDEX TO EXHIBITS



EXHIBIT NO.             DESCRIPTION

4.01                    Third Amendment and Waiver to Credit Agreement
4.02                    Fourth Amendment and Waiver to Credit Agreement
27                      Financial Data Schedule