Form 10-Q
period 2000-12-31
COMSHARE INC
filed 2001-02-13
CIK 201513

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                 ---------------

              X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            -----
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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
Yes   X       No
    -------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of DECEMBER 31, 2000.
                                                     OUTSTANDING AT
         CLASS OF COMMON STOCK                      DECEMBER 31, 2000
         ---------------------                      -----------------

             $1.00 PAR VALUE                         9,934,541 SHARES

                             COMSHARE, INCORPORATED

                                      INDEX


                                                                                                     Page No.

PART I - FINANCIAL INFORMATION


     ITEM 1. FINANCIAL STATEMENTS


         Condensed Consolidated Statements of Operations
             For the Three and Six Months Ended December 31, 2000 and 1999...............................3

         Consolidated Statements of Comprehensive Income
             For the Three and Six Months Ended December 31, 2000 and 1999...............................4


         Condensed Consolidated Balance Sheets as of
             December 31, 2000 and June 30, 2000.........................................................5


         Condensed Consolidated Statements of Cash Flows for the
             Six Months Ended December 31, 2000 and 1999.................................................7


         Notes to Condensed Consolidated Financial Statements............................................8


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS........................................................11


     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................17


PART II - OTHER INFORMATION

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................17

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................................................17


     SIGNATURE..........................................................................................18


PART I. - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS



                             COMSHARE, INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited; in thousands, except per share data)



                                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                    DECEMBER 31,                   DECEMBER 31,
                                                                 2000          1999            2000           1999
                                                                 ----          ----            ----           ----

REVENUE
     Software licenses                                           $ 5,308       $ 5,566         $ 10,011       $10,868
     Software maintenance                                          5,899         6,006           11,740        11,754
     Implementation, consulting
          and other services                                       3,618         3,451            8,517         6,907
                                                               ----------   -----------     ------------   -----------
TOTAL REVENUE                                                     14,825        15,023           30,268        29,529

COSTS AND EXPENSES
     Selling and marketing                                         5,803         5,932           11,264        11,749
     Cost of revenue and support                                   5,951         5,733           12,732        10,971
     Internal research and product development                     2,085         2,136            4,141         4,286
     General and administrative                                    1,290         1,472            2,722         2,951
                                                               ----------   -----------     ------------   -----------
TOTAL COSTS AND EXPENSES                                          15,129        15,273           30,859        29,957
                                                               ----------   -----------     ------------   -----------

LOSS FROM OPERATIONS                                                (304)         (250)            (591)         (428)

OTHER INCOME (EXPENSE)
     Interest income                                                 375           352              802           738
     Interest expense                                                 (2)          (22)              (4)          (44)
     Exchange gain (loss)                                            (61)           10              (76)          (94)
                                                               ----------   -----------     ------------   -----------
TOTAL OTHER INCOME                                                   312           340              722           600

INCOME BEFORE TAXES                                                    8            90              131           172
     Provision for income taxes                                        3            31               48            61
                                                               ----------   -----------     ------------   -----------

NET INCOME                                                      $      5       $    59        $      83       $   111
                                                               ==========   ===========     ============   ===========

SHARES USED IN BASIC EPS COMPUTATION                               9,790         9,604            9,785         9,623
                                                               ==========   ===========     ============   ===========

SHARES USED IN DILUTED EPS COMPUTATION                             9,833         9,735            9,926         9,685
                                                               ==========   ===========     ============   ===========

NET INCOME PER COMMON SHARE - BASIC EPS                         $   0.00       $  0.01        $    0.01       $  0.01
                                                               ==========   ===========     ============   ===========

NET INCOME PER COMMON SHARE - DILUTED EPS                       $   0.00       $  0.01        $    0.01       $  0.01
                                                               ==========   ===========     ============   ===========



     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           (unaudited, in thousands)


                                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                    DECEMBER 31,              DECEMBER 31,
                                                                 2000          1999        2000          1999
                                                               ---------     ---------   ---------     ---------


Net income                                                         $  5          $ 59       $  83         $ 111

Other comprehensive income (loss):
   Currency translation adjustment                                  276           (41)       (154)          (73)
                                                               ---------     ---------   ---------     ---------

COMPREHENSIVE INCOME (LOSS)                                        $281          $ 18       $ (71)        $  38
                                                               =========     =========   =========     =========




       See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                                       DECEMBER 31,    June 30,
                                                                           2000          2000
                                                                           ----          ----
ASSETS                                                                 (unaudited)     (audited)

CURRENT ASSETS
     Cash and cash equivalents                                          $ 22,163         $ 29,506
     Accounts receivable, net                                             19,578           17,328
     Deferred income taxes                                                   759              759
     Prepaid expenses and other current assets                             2,616            2,297
                                                                    ------------     ------------


          TOTAL CURRENT ASSETS                                            45,116           49,890

Property and equipment, at cost
     Computers & other equipment                                           8,195            8,508
     Leasehold improvements                                                2,775            2,774
                                                                     ------------     ------------
                                                                          10,970           11,282

     Less - Accumulated depreciation                                       9,325            9,397
                                                                     ------------     ------------

     Property and equipment, net                                           1,645            1,885


Goodwill, net                                                              1,012            1,047

Deferred income taxes                                                      6,392            5,845

Other assets                                                               1,422            1,479
                                                                     ------------     ------------

          TOTAL ASSETS                                                  $ 55,587         $ 60,146
                                                                     ============     ============



     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                     DECEMBER 31,         June 30,
                                                                         2000               2000
                                                                         ----               ----
LIABILITIES AND SHAREHOLDERS' EQUITY                                  (unaudited)         (audited)

  CURRENT LIABILITIES
     Accounts payable                                                     $  2,213           $  2,252
     Accrued liabilities:
        Payroll                                                                709              2,240
        Taxes                                                                1,207              1,154
        Other                                                                4,775              6,583
                                                                     --------------     --------------
          Total accrued liabilities                                          6,691              9,977

     Deferred revenue                                                       11,183             12,178
                                                                     --------------     --------------


               TOTAL CURRENT LIABILITIES                                    20,087             24,407

Long-term debt                                                                 114                599
Other liabilities                                                            4,170              4,249

  SHAREHOLDERS' EQUITY
    Capital stock:
        Preferred stock, no par value;
        authorized 5,000,000 shares; none issued                                 -                  -
        Common stock, $1.00 par value;
        authorized 20,000,000 shares; outstanding
        9,934,541 shares as of December 31, 2000
        and 9,771,962 shares as of June 30, 2000                             9,935              9,772
     Capital contributed in excess of par value                             39,024             38,790
     Retained deficit                                                       (7,724)            (7,807)
     Accumulated other comprehensive income:                                                        -
        Pension liability, net of tax                                       (4,282)            (4,282)
        Cumulative translation adjustment                                   (5,737)            (5,582)
                                                                     --------------     --------------
          TOTAL SHAREHOLDERS' EQUITY                                        31,216             30,891
                                                                     --------------     --------------


               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 55,587           $ 60,146
                                                                     ==============     ==============




      See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited; in thousands)



                                                                                SIX MONTHS ENDED
                                                                                   DECEMBER 31,
                                                                         -----------------------------
                                                                              2000            1999
                                                                              ----            ----

OPERATING ACTIVITIES
     Net income                                                           $      83        $    111
     Adjustments to reconcile net income to
     net cash used in operating activities:
         Depreciation and amortization                                          495             711
         Changes in operating assets and liabilities:
              Accounts receivable                                            (2,346)         (1,996)
              Prepaid expenses and other assets                                (278)           (113)
              Accounts payable                                                  (24)         (2,223)
              Accrued liabilities                                            (3,204)         (1,044)
              Deferred revenue                                                 (944)           (676)
              Deferred income taxes                                            (547)          1,861
              Other liabilities                                                 (79)           (182)
                                                                       -------------    ------------
                 NET CASH USED IN OPERATING ACTIVITIES                       (6,844)         (3,551)

INVESTING ACTIVITIES
     Payments for property and equipment                                       (104)           (295)
     Other                                                                     (138)              7
                                                                       -------------    ------------
                 NET CASH USED IN INVESTING ACTIVITIES                         (242)           (288)

FINANCING ACTIVITIES
     Net repayments under debt agreements,
        capital lease agreements and notes payable                             (473)           (985)
     Other                                                                      397             189
                                                                       -------------    ------------
                 NET CASH USED IN FINANCING ACTIVITIES                          (76)           (796)

Effect of exchange rate changes                                                (181)           (109)
                                                                       -------------    ------------

NET DECREASE IN CASH                                                         (7,343)         (4,744)

CASH AT BEGINNING OF PERIOD                                                  29,506          32,212
                                                                       -------------    ------------

CASH AT END OF PERIOD                                                     $  22,163        $ 27,468
                                                                       =============    ============


SUPPLEMENTAL DISCLOSURES:

  Cash paid for interest                                                  $       4        $     25
                                                                       =============    ============

  Cash paid for income taxes                                              $     609        $    297
                                                                       =============    ============


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

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, required to present fairly its consolidated statements of operations and the consolidated statements of comprehensive income for the three and six months ended December 31, 2000 and 1999, the consolidated balance sheets as of December 31, 2000 and the consolidated statements of cash flows for the six months ended December 31, 2000 and 1999.

         The results of operations for the three and six months ended December 31, 2000 and 1999 are not necessarily indicative of the results to be expected in future quarters or the full fiscal year. The software industry is generally characterized by seasonal trends.

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

NOTE C - BORROWINGS

         The Company has a $10 million credit agreement which expires on September 30, 2002. Borrowings are secured by accounts receivable and the credit agreement contains covenants regarding, among other things, earnings leverage, net worth and payment of dividends. Under the terms of the credit agreement, the Company is not permitted to pay cash dividends on its common stock. Borrowings under this credit agreement were approximately $0.1 million and total available borrowings were $10 million at December 31, 2000. Borrowings available at any time are based on the lower of $10 million or a percentage of worldwide eligible accounts receivable and cash. At December 31, 2000, the interest rate on borrowings denominated in Japanese yen, which was used to hedge receivables, was 2.53%.

                             COMSHARE, INCORPORATED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE D - FINANCIAL INSTRUMENTS

         The Company, at various times, enters into forward exchange contracts to hedge certain exposures related to identifiable foreign currency transactions that are relatively certain as to both timing and amount. Gains and losses on the forward contracts are recognized concurrently with the gains and losses from the underlying transactions. The forward exchange contracts used are classified as "held for purposes other than trading." The Company does not use any other types of derivative financial instruments to hedge such exposures, nor does it use derivatives for speculative purposes. At December 31, 2000 and June 30, 2000, the Company had forward foreign currency exchange contracts outstanding of approximately $3.9 million and $5.6 million (notional amounts), respectively, denominated in foreign currencies. The contracts outstanding at December 31, 2000 mature at various dates through April 12, 2001 and are intended to hedge various foreign currency commitments due from the Company's distributors. Due to the short-term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amounts at December 31, 2000 and June 30, 2000. The Financial Accounting Standards Board has issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. As of December 31, 2000, the Company has adopted this statement and quantified the impact, determining that there was no material effect on the financial statements.


NOTE E - SEGMENT REPORTING

         The Company has only one reportable segment - the development, marketing and support of financial analytic applications software for management planning and control. Revenue is derived from the licensing of software and the provision of related services, that include product implementation, consulting, training and support.

         No single customer accounted for more than 10% of the Company's total revenue in the three and six months ended December 31, 2000 and 1999. In addition, the Company is not dependent on any single customer or group of customers. Geographic segment information is as follows:

                             COMSHARE, INCORPORATED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


                                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                         DECEMBER 31,                        DECEMBER 31,
                                                     2000             1999             2000              1999
                                                  ------------     -----------     --------------     ------------

REVENUE FROM EXTERNAL CUSTOMERS:
     United States                                   $  8,025        $  7,711           $ 16,886         $ 15,212
     United Kingdom                                     3,082           3,058              6,001            6,251
     Other countries                                    3,718           4,254              7,381            8,066
                                                  ------------     -----------     --------------     ------------
          TOTAL REVENUE                              $ 14,825        $ 15,023           $ 30,268         $ 29,529
                                                  ============     ===========     ==============     ============

OPERATING INCOME (LOSS):
     United States                                   $ (1,806)       $   (497)          $ (1,558)        $ (1,617)
     United Kingdom                                     1,705             726              1,552            1,790
     Other countries                                    2,390           2,489              4,651            5,100
                                                  ------------     -----------     --------------     ------------
          TOTAL OPERATING INCOME                        2,289           2,718              4,645            5,273

Unallocated expenses                                   (2,281)         (2,628)            (4,514)          (5,101)
                                                  ------------     -----------     --------------     ------------

INCOME BEFORE TAXES                                  $      8        $     90           $    131         $    172
                                                  ============     ===========     ==============     ============


                                                  December 31,      June 30,
                                                     2000             2000
                                                  ------------     -----------
IDENTIFIABLE ASSETS:
     United States                                   $ 47,020        $ 48,237
     United Kingdom and other countries                 8,567          11,909
                                                  ------------     -----------
          TOTAL IDENTIFIABLE ASSETS                  $ 55,587        $ 60,146
                                                  ============     ===========


         Unallocated expenses consist of general corporate expenses, internal research and product development expenses, interest expense and interest income.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          The following discussion and analysis sets forth information for the three and six months ended December 31, 2000 compared to the three and six months ended December 31, 1999. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.


RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain financial data as a percentage of total revenue.


                                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                DECEMBER 31,                       DECEMBER 31,
                                                         ---------------------------        --------------------------
                                                            2000             1999             2000            1999
                                                            ----             ----             ----            ----

REVENUE
   Software licenses                                         35.8  %         37.0 %           33.1  %          36.8 %
   Software maintenance                                      39.8            40.0             38.8             39.8
   Implementation, consulting and
     other services                                          24.4            23.0             28.1             23.4
                                                         ---------        --------        ---------       ----------
       TOTAL REVENUE                                        100.0           100.0            100.0            100.0

COSTS AND EXPENSES
   Selling and marketing                                     39.2            39.5             37.2             39.8
   Cost of revenue and support                               40.1            38.2             42.1             37.2
   Internal research and product development                 14.1            14.2             13.7             14.5
   General and administrative                                 8.7             9.8              9.0             10.0
                                                         ---------        --------        ---------       ----------

        TOTAL COSTS AND EXPENSES                            102.1           101.7            102.0            101.5

LOSS FROM OPERATIONS                                         (2.1)           (1.7)            (2.0)            (1.5)

OTHER INCOME (EXPENSE)
   Interest income                                            2.5             2.3              2.7              2.5
   Interest expense                                             -            (0.1)               -             (0.1)
   Exchange gain (loss)                                      (0.4)            0.1             (0.2)            (0.3)
                                                         ---------        --------        ---------       ----------
        TOTAL OTHER INCOME                                    2.1             2.3              2.5              2.1

INCOME BEFORE TAXES                                          (0.0)            0.6              0.5              0.6

Provision for income taxes                                    0.0             0.2              0.2              0.2
                                                         ---------        --------        ---------       ----------

NET INCOME                                                   (0.0) %          0.4  %           0.3 %            0.4 %
                                                         =========        ========        =========       ==========

REVENUE

                                              THREE MONTHS ENDED     PERCENT         SIX MONTHS ENDED      PERCENT
                                                 DECEMBER 31,        CHANGE            DECEMBER 31,        CHANGE
                                          -----------------------    ------     -----------------------    ------
                                            2000            1999                     2000         1999
                                            ----            ----                     ----         ----
                                               (in thousands)                        (in thousands)
MPC REVENUE
     Software licenses                     $  3,740     $  2,935       27.4  %    $  6,604     $  6,020       9.7 %
     Software maintenance                     2,388        1,893       26.1          4,478        3,629      23.4
     Implementation, consulting and
        other services                        3,395        3,015       12.6          7,795        6,104      27.7
                                          ----------   ----------                ----------   ----------


            TOTAL MPC REVENUE              $  9,523     $  7,843       21.4  %    $ 18,877     $ 15,753      19.8 %
                                          ==========   ==========                ==========   ==========


LEGACY REVENUE
     Software licenses                     $  1,568     $  2,631      (40.4) %    $  3,407     $  4,848     (29.7)%
     Software maintenance                     3,511        4,113      (14.6)         7,262     $  8,125     (10.6)
     Implementation, consulting and
        other services                          223          436      (48.9)           722          803     (10.1)
                                          ----------   ----------                ----------   ----------


            TOTAL  LEGACY REVENUE          $  5,302     $  7,180      (26.2) %    $ 11,391     $ 13,776     (17.3)%
                                          ==========   ==========                ==========   ==========


TOTAL REVENUE
     Software licenses                     $  5,308     $  5,566       (4.6) %    $ 10,011     $ 10,868      (7.9)%
     Software maintenance                     5,899        6,006       (1.8)        11,740       11,754      (0.1)
     Implementation, consulting and
        other services                        3,618        3,451        4.8          8,517        6,907      23.3
                                          ----------   ----------                ----------   ----------


            TOTAL REVENUE                  $ 14,825     $ 15,023       (1.3) %    $ 30,268     $ 29,529       2.5 %
                                          ==========   ==========                ==========   ==========



         The decline in total revenue of 1.3% from the quarter ended December 31, 1999 was primarily due to a 26.2% decline in revenue from the Company's older desktop ("legacy") products, offset by a 21.4% increase in revenue from the Company's management planning and control software applications ("MPC"). Total revenue growth of 2.5% from the six months ended December 31, 2000 was primarily due to a 19.8% increase in MPC revenue, offset by a decline of 17.3% in the Company's legacy products. MPC revenue was $9.5 million for the quarter ended December 31, 2000, representing 64.3% of total revenue, and $18.9 million for the six months ended December 31, 2000, representing 62.4% of total revenue.

         The 4.6% decline in software license fees from the quarter ended December 31, 1999 was primarily due to a 40.4% decline in license fees from the Company's legacy products. The decline was offset by growth in MPC license fees of 27.4% primarily from an increase of 90.7% in license fees for the Company's BudgetPLUS product, offset by a 55.1% decrease in FDC license fees, a legacy application. License fees for the BudgetPLUS product were $2.7 million and $1.4 million for the three months ended December 31, 2000 and 1999, respectively. FDC license fees decreased from $1.1 million for the quarter ended December 31, 1999 to $0.5 million for the same period ended December 31, 2000. FDC is a mature product, which is being replaced with the Company's newly released next generation financial consolidation product. As the Company continues to enhance its new relational financial consolidation product, the Company expects FDC sales to continue to decline. The 7.9% decline in license fees from the six months ended December 31, 1999 was primarily due to a 58.4% decline in FDC license fees and a 29.7% decline in legacy license fees offset by a 65.3% increase in license fees from the Company's BudgetPLUS product. License fees for BudgetPLUS were $4.7 million and $2.9 million for the six month periods ended December 31, 2000 and 1999, respectively. FDC license fees were $1.0 million and $2.5 million for the six month periods ended December 31, 2000 and 1999, respectively. MPC license fees represented 70.5% and 65.9% of total license fees for the three and six month periods ended December 31, 2000, respectively.

         Software maintenance revenues decreased 1.8% from the three months ended December 31, 1999 as a result of an increase of 26.1% in MPC product maintenance, offset by a decline of 14.6% in the legacy maintenance, due to mainframe and desktop maintenance cancellations. MPC product maintenance accounted for 40.5% of total maintenance versus 31.5% for the three months ended December 31, 2000 and 1999, respectively. The growth in MPC product maintenance reflects the license fee growth in BudgetPLUS in the prior fiscal year. Software maintenance revenues are flat from the six-month period ended December 31, 1999 reflecting the growth in the Company's MPC products, offset by a decline in maintenance revenues for legacy products.

         Implementation, consulting and other services revenue was $3.6 million and $8.5 million for the three and six months ended December 31, 2000, respectively. Implementation, consulting and other services revenue was $3.4 million and $6.9 million for the three and six months ended December 31, 1999, respectively. During the quarter ended December 31, 2000, 93.8% of total implementation services revenue was related to MPC products, primarily the BudgetPLUS product. Implementation services revenue related to MPC products were 91.5% of total implementation services revenue for the six months ended December 31, 2000. The increase in implementation services revenue from the six-month period ended December 31, 1999 was primarily due to the growth in BudgetPLUS license fees in the Company's direct operations.

COSTS AND EXPENSES


                                                  THREE MONTHS ENDED        PERCENT         SIX MONTHS ENDED       PERCENT
                                                     DECEMBER 31,           CHANGE             DECEMBER 31,        CHANGE
                                                ------------------------    ---------     ----------------------  ---------
                                                  2000          1999                        2000        1999
                                                  ----          ----                        ----        ----
                                                    (in thousands)                           (in thousands)
COSTS AND EXPENSES
   Selling and marketing                         $  5,803      $  5,932      (2.2)  %     $ 11,264    $ 11,749       (4.1)%
   Cost of revenue and support                      5,951         5,733       3.8           12,732      10,971       16.1
   Internal research and product development        2,085         2,136      (2.4)           4,141       4,286       (3.4)
   General and administrative                       1,290         1,472      12.4)           2,722       2,951       (7.8)
                                                ----------    ----------                 ----------  ----------


           TOTAL COSTS AND EXPENSES              $ 15,129      $ 15,273      (0.9)  %     $ 30,859    $ 29,957        3.0 %
                                                ==========    ==========                 ==========  ==========



         Total costs and expenses decreased 0.9% and increased 3.0% for the three and six months ended December 31, 2000, respectively, compared to the prior year. The increase in the six month period was primarily due to additional third party consulting costs associated with increased implementation services revenue.

         Selling and marketing expenses decreased 2.2% and 4.2% in the three and six months ended December 31, 2000, respectively compared to the prior year. The decrease was primarily a result of cost reductions associated with the consolidation of the Company's worldwide sales organization, which occurred in October 1999.

         Cost of revenue and support expenses increased 3.8% and 16.1% for the three and six months ended December 21, 2000, respectively. The increase was primarily due to increased costs associated with third party consultants involved in implementations.

         Internal research and product development costs remained relatively flat with the same periods of the prior year.

         General and administrative costs have decreased 12.4% and 7.8% from the three and six-month periods ended December 31, 1999, respectively, primarily due to reduced third party computing costs and administrative expenses.

         The Company anticipates that it will take an estimated $0.9 million restructuring charge in the third quarter ending March 31, 2001. This charge will reflect certain cost reductions actions by the Company, taken to trim annual personnel and other expenses. Because of planned investments in MPC products, the Company does not expect such cost reduction actions to reduce the Company's total expenses.

OTHER INCOME AND EXPENSE


                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                        DECEMBER 31,                 DECEMBER 31,
                                                    ----------------------       ----------------------
                                                      2000        1999             2000         1999
                                                       (in thousands)               (in thousands)
OTHER INCOME (EXPENSE)
    Interest income                                    $ 375        $ 352            $ 802       $ 738
    Interest expense                                      (2)         (22)              (4)        (44)
    Exchange gain (loss)                                 (61)          10              (76)        (94)
                                                    ---------   ----------       ----------   ---------

         TOTAL OTHER INCOME                            $ 312        $ 340            $ 722       $ 600
                                                    =========   ==========       ==========   =========


         Higher interest rates on short-term investments during the three and six months ended December 31, 2000 resulted in increased interest income compared to the three and six months ended December 31, 1999. This increase was offset by foreign exchange losses during these periods.

FOREIGN CURRENCY

         For the three and six months ended December 31, 2000, 45.9% and 44.2%, respectively, of the Company's total revenue was from outside North America compared with 48.7% and 48.5% for the three and six months ended December 31, 1999, respectively. Most of the Company's international revenue is denominated in foreign currencies. The Company recognizes currency transaction gains and losses in the period of occurrence. As currency rates are constantly changing, these gains and losses can, at times, fluctuate greatly. The Company's future operating results may be adversely impacted by the overall strengthening of the U.S. dollar against foreign currencies of countries where the Company conducts business; conversely, future operating results may be favorably impacted by an overall weakening of the U.S. dollar against foreign currencies. For the three and six months ended December 31, 2000, foreign currency fluctuations did not have a material impact on the Company's revenues, operating expenses or net income.

         The Company had several forward exchange contracts totaling a notional amount of $3.9 million, outstanding at December 31, 2000. See Note D of Notes to Condensed Consolidated Financial Statements.

PROVISION FOR INCOME TAXES

         The Company's effective income tax rate in each of the three and six months ended December 31, 2000 and 1999 was approximately 35%.

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

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2000 cash and cash equivalents were $22.2 million, compared with cash and cash equivalents of $29.5 million at June 30, 2000. The decrease in cash and cash equivalents is principally due to increased days sales outstanding in accounts receivable and payment of fiscal 1999 and earlier years' restructuring costs and related items.

         Net cash used in operating activities was $6.8 million in the three months ended December 31, 2000, compared with $3.6 million in the three months ended December 31, 1999, primarily due to increased accounts receivable and the payment of restructuring costs, as described above. The prior year cash benefited from a tax refund of $1.9 million. In addition the increase in cash used was due to reduced accounts payable accruals associated with payroll.

         Net cash used in investing activities was $0.2 million in the six months ended December 31, 2000 and $0.3 in the six months ended December 31, 1999. The Company purchases most of its computer equipment under operating leases. At December 31, 2000, the Company did not have any material capital expenditure commitments.

         Net cash used in financing activities was $0.1 million in the three months ended December 31, 2000, compared with net cash used in financing activities of $0.8 million in the same period one year ago. The net decrease in cash used in financing activities was primarily due to the repayment of capital leases, which was completed in fiscal 2000 and did not impact the quarter ended December 31, 2000.

         Total assets were $55.6 million at December 31, 2000, compared with total assets of $60.1 million at June 30, 2000. Working capital as of December 31, 2000 was $25.0 million, compared with $25.5 million as of June 30, 2000. The decrease in total assets and working capital from June 30, 2000 to December 31, 2000 was primarily due to the decline in cash and cash equivalents during the six months ended December 31, 2000.

         The Company has a $10 million credit agreement which expires on September 30, 2002. Borrowings are secured by accounts receivable and the credit agreement contains covenants regarding, among other things, earnings leverage, net worth and payment of dividends. Under the terms of the credit agreement, the Company is not permitted to pay cash dividends on its common stock. Borrowings under this credit agreement were approximately $0.1 million and total available borrowings were $10 million at December 31, 2000. Borrowings available at any time are based on the lower of $10 million or a percentage of worldwide eligible accounts receivable and cash. At December 31, 2000, the interest rate on borrowings denominated in Japanese yen, which were used to hedge receivables in those currencies, was 2.53%.

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

         The Company, at various times, denominates borrowings in foreign currencies and enters into forward exchange contracts to hedge exposures related to foreign currency transactions. The Company does not use any other types of derivatives to hedge such exposures nor does it speculate in foreign currency. In general, the Company uses forward exchange contracts to hedge against large selective transactions that present the most exposure to exchange rate fluctuations. At December 31, 2000 and June 30, 2000, the Company had forward contracts of approximately $3.9 million and $5.6 million (notional amounts), respectively, denominated in foreign currencies. The contracts outstanding at December 31, 2000 mature through April 12, 2001 and are intended to hedge various foreign currency commitments due from the Company's distributors. Due to the short-term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amounts at December 31, 2000 and June 30, 2000.

         Gains and losses on the forward contracts are largely offset by gains and losses on the underlying exposure. The Company conducts business in approximately 6 foreign currencies, predominately British pounds, the Euro and Japanese yen. A hypothetical 10 percent appreciation of the U.S. dollar from December 31, 2000 market rates would increase the unrealized value of the Company's forward contracts and a hypothetical 10 percent depreciation of the U.S. dollar from December 31, 2000 market rates would decrease the unrealized value of the Company's forward contracts. In either scenario, the gains or losses on the forward contracts would be largely offset by the gains or losses on the underlying transactions, and so would have an immaterial impact on the Company's results of operations.

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

SAFE HARBOR STATEMENT

          Certain information in this Form 10-Q Report contains "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, including those concerning the Company's future results, new market and business opportunities, strategy and product releases. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to, the demand for the Company's products and services; the size, timing and recognition of revenue from significant orders; increased competition and pricing pressures from competitors; the Company's success in and expense associated with developing, introducing and shipping new products; new product introductions and announcements by the Company's competitors; the level of interest and success of the Company's distributors in marketing and selling the Company's products; changes in Company strategy; product life cycles; the cost and continued availability of third party software and technology incorporated into the Company's products, including the impact of expiration of the license for Essbase in December 2002; the impact of rapid technological advances, evolving industry standards and changes in customer requirements, including the impact on the Company's revenues of Microsoft's OLAP database; the overall competition for key employees; cancellations of maintenance and support agreements; software defects; changes in operating expenses; fluctuations in foreign exchange rates; the ability of the Company to generate sufficient future taxable income or to execute available tax strategies required to realize deferred tax assets; and economic conditions generally or in specific industry segments. The level of annual expense reductions resulting from cost reduction actions may vary due to a number of factors, including unanticipated increases in costs resulting from such actions. In addition, a significant portion of the Company's revenue in any quarter is typically derived from non-recurring license fees, a substantial portion of which is booked in the last month of a quarter. Since the purchase of the Company's products is relatively discretionary and generally involves a significant commitment of capital, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or cancelled. Further, the Company's expense levels are based, in part, on its expectations as to future revenue and a significant portion of the Company's expenses do not vary with revenue. As a result, if revenue is below expectations, results of operations are likely to be materially, adversely affected.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."


PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on November 20, 2000. The only matter voted on at the meeting was the election of seven directors. The following table sets forth the results of that vote. All director nominees were elected.

Election of Director Nominees:

                        Votes For           Votes Against       Abstained      Broker Non-Votes
                        ---------           -------------       ---------      ----------------
Geoffrey B. Bloom       8,438,533                  -              319,289            -
Daniel T. Carroll       8,430,506                  -              327,316            -
Richard L. Crandall     8,362,705                  -              395,117            -
Dennis G. Ganster       7,822,597                  -              935,225            -
Kathryn A. Jehle        8,441,409                  -              316,413            -
Alan G. Merten          8,441,056                  -              316,766            -
John F. Rockart         8,435,356                  -              322,466            -

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) None.

(b) Reports on Form 8-K.

    There were no reports on Form 8-K filed during the quarter ended December 31, 2000.

                                    SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: February 13, 2001                       COMSHARE, INCORPORATED
                                                   (Registrant)




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