Form 10-Q
period 2001-03-31
COMSHARE INC
filed 2001-05-15
CIK 201513

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



                X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              -----          OF THE SECURITIES EXCHANGE ACT OF 1934


                           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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
Yes   X       No
    -------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of MARCH 31, 2001.

                                                            OUTSTANDING AT
           CLASS OF COMMON STOCK                            MARCH 31, 2001
           ---------------------                            --------------
              $1.00 PAR VALUE                              9,949,181 SHARES

                             COMSHARE, INCORPORATED

                                      INDEX

                                                                                                                           Page No.
                                                                                                                           --------
PART I - FINANCIAL INFORMATION


     ITEM 1. FINANCIAL STATEMENTS


         Condensed Consolidated Statements of Operations
             For the Three and Nine Months Ended March 31, 2001 and 2000 .......................................................3

         Consolidated Statements of Comprehensive Income
             For the Three and Nine Months Ended March 31, 2001 and 2000 .......................................................4


         Condensed Consolidated Balance Sheets as of
             March 31, 2001 and June 30, 2000 ..................................................................................5


         Condensed Consolidated Statements of Cash Flows for the
             Nine Months Ended March 31, 2001 and 2000 .........................................................................7


         Notes to Condensed Consolidated Financial Statements ..................................................................8


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS ..............................................................................11


     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .......................................................17


PART II - OTHER INFORMATION

     ITEM 2. CHANGES IN  SECURITIES  AND USE OF  PROCEEDS .....................................................................17

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .................................................................................18



     SIGNATURE.................................................................................................................19

PART I. - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS


                             COMSHARE, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited; in thousands, except per share data)

                                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                      MARCH 31,                     MARCH 31,
                                                                 2001          2000            2001           2000
                                                                 ----          ----            ----           ----
REVENUE
     Software licenses                                        $  5,828       $  5,562         $ 15,839       $ 16,430
     Software maintenance                                        5,885          5,747           17,625         17,501
     Implementation, consulting
          and other services                                     4,164          3,719           12,681         10,626
                                                              --------       --------         --------       --------
TOTAL REVENUE                                                   15,877         15,028           46,145         44,557

COSTS AND EXPENSES
     Selling and marketing                                       6,140          5,944           17,404         17,693
     Cost of revenue and support                                 6,004          5,422           18,736         16,393
     Internal research and product development                   2,284          2,285            6,425          6,571
     General and administrative                                  1,425          1,547            4,147          4,498
     Restructuring and unusual                                     892                             892
                                                              --------       --------         --------       --------
TOTAL COSTS AND EXPENSES                                        16,745         15,198           47,604         45,155
                                                              --------       --------         --------       --------


LOSS FROM OPERATIONS                                              (868)          (170)          (1,459)          (598)

OTHER INCOME (EXPENSE)
     Interest income                                               304            374            1,102          1,112
     Interest expense                                               (1)           (18)              (5)           (62)
     Exchange gain (loss)                                            -             62              (72)           (32)
                                                              --------       --------         --------       --------
TOTAL OTHER INCOME                                                 303            418            1,025          1,018

INCOME (LOSS) BEFORE TAXES                                        (565)           248             (434)           420
     Provision for income taxes                                    (48)            87                -            148
                                                              --------       --------         --------       --------

NET INCOME (LOSS)                                             $   (517)      $    161         $   (434)      $    272
                                                              ========       ========         ========       ========

SHARES USED IN BASIC EPS COMPUTATION                             9,940          9,649            9,836          9,632
                                                              ========       ========         ========       ========

SHARES USED IN DILUTED EPS COMPUTATION                           9,940         10,105            9,836          9,875
                                                              ========       ========         ========       ========

NET INCOME (LOSS) PER COMMON SHARE - BASIC EPS                $  (0.05)      $   0.02         $  (0.04)      $   0.03
                                                              ========       ========         ========       ========

NET INCOME (LOSS) PER COMMON SHARE - DILUTED EPS              $  (0.05)      $   0.02         $  (0.04)      $   0.03
                                                              ========       ========         ========       ========

     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (unaudited, in thousands)

                                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                      MARCH 31,                  MARCH 31,
                                                                 2001          2000         2001            2000
                                                               ---------     ---------   ------------     ---------
Net income (loss)                                             $  (517)         $   161      $  (434)       $   272

Other comprehensive income (loss):
   Currency translation adjustment                               (442)            (124)        (595)          (197)
                                                              -------          -------      -------        -------

COMPREHENSIVE INCOME (LOSS)                                   $  (959)         $    37      $(1,029)       $    75
                                                              =======          =======      =======        =======



     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                      MARCH 31,        June 30,
                                                                        2001             2000
                                                                        ----             ----
ASSETS                                                               (unaudited)       (audited)

CURRENT ASSETS
     Cash and cash equivalents                                          $23,103           $29,506
     Accounts receivable, net                                            18,490            17,328
     Deferred income taxes                                                  753               759
     Prepaid expenses and other current assets                            1,402             1,697
                                                                        -------           -------

          TOTAL CURRENT ASSETS                                           43,748            49,290

Property and equipment, at cost
     Computers & other equipment                                          8,075             8,508
     Leasehold improvements                                               2,650             2,774
                                                                        -------           -------
                                                                         10,725            11,282

     Less - Accumulated depreciation                                      9,260             9,397
                                                                        -------           -------

     Property and equipment, net                                          1,465             1,885


Goodwill, net                                                               995             1,047

Deferred income taxes                                                     7,014             6,445

Other assets                                                              1,329             1,479
                                                                        -------           -------

          TOTAL ASSETS                                                  $54,551           $60,146
                                                                        =======           =======


     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                       MARCH 31,          June 30,
                                                                         2001               2000
                                                                         ----               ----
LIABILITIES AND SHAREHOLDERS' EQUITY                                  (unaudited)         (audited)

  CURRENT LIABILITIES
     Accounts payable                                                  $  2,154           $  2,252
     Accrued liabilities:
        Payroll                                                             821              2,240
        Taxes                                                             1,199              1,154
        Other                                                             5,003              6,583
                                                                       --------           --------
          Total accrued liabilities                                       7,023              9,977

     Deferred revenue                                                    10,684             12,178
                                                                       --------           --------

               TOTAL CURRENT LIABILITIES                                 19,861             24,407

Long-term debt                                                              303                599
Other liabilities                                                         4,086              4,249

  SHAREHOLDERS' EQUITY
    Capital stock:
        Preferred stock, no par value;
        authorized 5,000,000 shares; none issued                              -                  -
        Common stock, $1.00 par value;
        authorized 20,000,000 shares; outstanding
         9,949,181 shares as of March 31, 2001
         and 9,771,962 shares as of June 30, 2000                         9,949              9,772
     Capital contributed in excess of par value                          39,052             38,790
     Retained deficit                                                    (8,241)            (7,807)
     Accumulated other comprehensive income (loss):                           -
        Pension liability, net of tax                                    (4,282)            (4,282)
        Cumulative translation adjustment                                (6,177)            (5,582)
                                                                       --------           --------
          TOTAL SHAREHOLDERS' EQUITY                                     30,301             30,891
                                                                       --------           --------

               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 54,551           $ 60,146
                                                                       ========           ========


     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited; in thousands)

                                                                                            NINE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                       -----------------------------
                                                                                           2001                2000
                                                                                           ----                ----
OPERATING ACTIVITIES
     Net income (loss)                                                                  $   (434)           $    272
     Adjustments to reconcile net income to
     net cash used in operating activities:
         Depreciation and amortization                                                       714                 992
         Changes in operating assets and liabilities:
              Accounts receivable                                                         (1,525)                 19
              Prepaid expenses and other assets                                              415                (217)
              Accounts payable                                                               (64)             (3,980)
              Accrued liabilities                                                         (2,802)               (558)
              Deferred revenue                                                            (1,289)             (1,310)
              Deferred income taxes                                                         (562)              1,861
              Other liabilities                                                             (163)               (170)
                                                                                        --------            --------
                 NET CASH USED IN OPERATING ACTIVITIES                                    (5,710)             (3,091)

INVESTING ACTIVITIES
     Payments for property and equipment                                                    (152)               (646)
     Other                                                                                  (165)                 70
                                                                                        --------            --------
                 NET CASH USED IN INVESTING ACTIVITIES                                      (317)               (576)

FINANCING ACTIVITIES
     Net repayments under debt agreements,
        capital lease agreements and notes payable                                          (284)             (1,239)
     Other                                                                                   440                 318
                                                                                        --------            --------
                 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         156                (921)

Effect of exchange rate changes                                                             (532)                (83)
                                                                                        --------            --------

NET DECREASE IN CASH                                                                      (6,403)             (4,671)

CASH AT BEGINNING OF PERIOD                                                               29,506              32,212
                                                                                        --------            --------

CASH AT END OF PERIOD                                                                   $ 23,103            $ 27,541
                                                                                        ========            ========

SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                                                                $      5            $     43
                                                                                        ========            ========

  Cash paid for income taxes                                                            $    785            $    336
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

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, required to present fairly its consolidated statements of operations and the consolidated statements of comprehensive income for the three and nine months ended March 31, 2001 and 2000, the consolidated balance sheets as of March 31, 2001 and the consolidated statements of cash flows for the nine months ended March 31, 2001 and 2000.

         The results of operations for the three and nine months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected in future quarters or the full fiscal year. The software industry is generally characterized by seasonal trends.

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

NOTE C - BORROWINGS

         The Company has a $10 million credit agreement which expires on September 30, 2002. Borrowings are secured by accounts receivable and the credit agreement contains covenants regarding, among other things, earnings leverage, net worth and payment of dividends. Under the terms of the credit agreement, the Company is not permitted to pay cash dividends on its common stock. Borrowings under this credit agreement were approximately $0.3 million and total available borrowings were $10 million at March 31, 2001. Borrowings available at any time are based on the lower of $10 million or a percentage of worldwide eligible accounts receivable and cash. At March 31, 2001, the interest rate on borrowings denominated in Japanese yen, which was used to hedge receivables, was 1.91%.

                             COMSHARE, INCORPORATED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE D - FINANCIAL INSTRUMENTS

         The Company, at various times, enters into forward exchange contracts to hedge certain exposures related to identifiable foreign currency transactions that are relatively certain as to both timing and amount. Gains and losses on the forward contracts are recognized concurrently with the gains and losses from the underlying transactions. The forward exchange contracts used are classified as "held for purposes other than trading." The Company does not use any other types of derivative financial instruments to hedge such exposures, nor does it use derivatives for speculative purposes. At March 31, 2001 and June 30, 2000, the Company had forward foreign currency exchange contracts outstanding of approximately $2.3 million and $5.6 million (notional amounts), respectively, denominated in foreign currencies. The contracts outstanding at March 31, 2001 mature at various dates through September 14, 2001 and are intended to hedge various foreign currency commitments due from the Company's distributors. Due to the short-term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amounts at March 31, 2001 and June 30, 2000. The Financial Accounting Standards Board has issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company has adopted this statement and there was no material effect on the financial statements.


NOTE E - SEGMENT REPORTING

         The Company has only one reportable segment - the development, marketing and support of financial analytic applications software for management planning and control. Revenue is derived from the licensing of software and the provision of related services, that include product implementation, consulting, training and support.

         No single customer accounted for more than 10% of the Company's total revenue in the three and nine months ended March 31, 2001 and 2000. In addition, the Company is not dependent on any single customer or group of customers. Geographic segment information is as follows:

                             COMSHARE, INCORPORATED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                          MARCH 31,                            MARCH 31,
                                                     2001             2000             2001              2000
                                                  ------------     -----------     --------------     ------------
REVENUE FROM EXTERNAL CUSTOMERS:
     United States                                 $  9,103         $  7,756         $ 25,989            $ 22,968
     United Kingdom                                   2,892            3,094            8,893               9,345
     Other countries                                  3,882            4,178           11,263              12,244
                                                   --------         --------         --------            --------
          TOTAL REVENUE                            $ 15,877         $ 15,028         $ 46,145            $ 44,557
                                                   ========         ========         ========            ========

OPERATING INCOME (LOSS):
     United States                                 $ (4,275)        $   (550)        $ (5,833)           $ (2,167)
     United Kingdom                                   3,835              782            5,387               2,572
     Other countries                                  2,534            2,444            7,185               7,544
                                                   --------         --------         --------            --------
          TOTAL OPERATING INCOME                      2,094            2,676            6,739               7,949

Unallocated expenses                                 (2,659)          (2,428)          (7,173)             (7,529)
                                                   --------         --------         --------            --------
INCOME (LOSS) BEFORE TAXES                         $   (565)        $    248         $   (434)           $    420
                                                   ========         ========         ========            ========

                                                   MARCH 31,        June 30,
                                                     2001             2000
                                                  ------------     -----------
IDENTIFIABLE ASSETS:
     United States                                 $ 45,217         $ 48,237
     United Kingdom and other countries               9,334           11,909
                                                   --------         --------
          TOTAL IDENTIFIABLE ASSETS                $ 54,551         $ 60,146
                                                   ========         ========



         Unallocated expenses consist of general corporate expenses, internal research and product development expenses, interest expense and interest income.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion and analysis sets forth information for the three and nine months ended March 31, 2001 compared to the three and nine months ended March 31, 2000. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.


RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain financial data as a percentage of total revenue.

                                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                MARCH 31,                           MARCH 31,
                                                         ---------------------------        --------------------------
                                                            2001             2000             2001            2000
                                                            ----             ----             ----            ----
REVENUE
   Software licenses                                           36.7  %         37.0 %           34.3  %          36.9 %
   Software maintenance                                        37.1            38.2             38.2             39.3
   Implementation, consulting and
     other services                                            26.2            24.8             27.5             23.8
                                                         -----------        --------        ---------       ----------
       TOTAL REVENUE                                          100.0           100.0            100.0            100.0

COSTS AND EXPENSES
   Selling and marketing                                       38.7            39.6             37.7             39.7
   Cost of revenue and support                                 37.8            36.1             40.6             36.8
   Internal research and product development                   14.4            15.2             13.9             14.7
   General and administrative                                   9.0            10.2              9.0             10.1
   Restructuring and unusual                                    5.6               -              1.9                -
                                                         -----------        --------        ---------       ----------
        TOTAL COSTS AND EXPENSES                              105.5           101.1            103.1            101.3

LOSS FROM OPERATIONS                                           (5.5)           (1.1)            (3.1)            (1.3)

OTHER INCOME (EXPENSE)
   Interest income                                              1.9             2.5              2.4              2.5
   Interest expense                                               -            (0.1)               -             (0.1)
   Exchange gain (loss)                                           -             0.4             (0.2)            (0.1)
                                                         -----------        --------        ---------       ----------
        TOTAL OTHER INCOME                                      1.9             2.8              2.2              2.3

INCOME (LOSS) BEFORE TAXES                                     (3.6)            1.7             (0.9)             1.0

Provision for income taxes                                     (0.3)            0.6                -              0.3
                                                         -----------        --------        ---------       ----------

NET INCOME (LOSS)                                              (3.3) %          1.1  %          (0.9)%            0.7 %
                                                         ===========        ========        =========       ==========

REVENUE

                                            THREE MONTHS ENDED      PERCENT        NINE MONTHS ENDED      PERCENT
                                                  MARCH 31,          CHANGE             MARCH 31,          CHANGE
                                          -----------------------   --------     -----------------------  --------
                                            2001         2000                      2001         2000
                                            ----         ----                      ----         ----
                                              (in thousands)                         (in thousands)
MPC REVENUE
     Software licenses                     $  4,837     $  3,449       40.2  %    $ 11,441     $  9,469      20.8 %
     Software maintenance                     2,711        1,971       37.5          7,189        5,600      28.4
     Implementation, consulting and
        other services                        3,914        3,282       19.3         11,689        9,388      24.5
                                          ----------   ----------                ----------   ----------

            TOTAL MPC REVENUE              $ 11,462     $  8,702       31.7  %    $ 30,319     $ 24,457      24.0 %
                                          ==========   ==========                ==========   ==========

LEGACY REVENUE
     Software licenses                     $    991     $  2,113      (53.1) %    $  4,398     $  6,961     (36.8)%
     Software maintenance                     3,174        3,776      (15.9)        10,436       11,901     (12.3)
     Implementation, consulting and
        other services                          250          437      (42.8)           992        1,238     (19.9)
                                          ----------   ----------                ----------   ----------

            TOTAL  LEGACY REVENUE          $  4,415     $  6,326      (30.2) %    $ 15,826     $ 20,100     (21.3)%
                                          ==========   ==========                ==========   ==========

TOTAL REVENUE
     Software licenses                     $  5,828     $  5,562        4.8  %    $ 15,839     $ 16,430      (3.6)%
     Software maintenance                     5,885        5,747        2.4         17,625       17,501       0.7
     Implementation, consulting and
        other services                        4,164        3,719       12.0         12,681       10,626      19.3
                                          ----------   ----------                ----------   ----------

            TOTAL REVENUE                  $ 15,877     $ 15,028        5.6  %    $ 46,145     $ 44,557       3.6 %
                                          ==========   ==========                ==========   ==========


         The increase in total revenue of 5.6% from the quarter ended March 31, 2000 was primarily due to a 31.7% increase in revenue from the Company's management planning and control software applications ("MPC"), offset by a 30.2% decrease in revenue from the Company's older desktop ("legacy") products. Total revenue growth of 3.6% from the nine months ended March 31, 2000 was primarily due to a 24.0% increase in MPC revenue, offset by a decline of 21.3% in the Company's legacy products. MPC revenue was $11.5 million for the quarter ended March 31, 2001, representing 72.2% of total revenue, and $30.3 million for the nine months ended March 31, 2001, representing 65.7% of total revenue. This compares with MPC revenue representing 57.9% and 54.9% of total revenue for the three and nine months ended March 31, 2000, respectively.

         The 4.8% increase in software license fees from the quarter ended March 31, 2000 was primarily due to a 40.2% increase in license fees from the Company's MPC products. The increase was offset by a decline in legacy license fees of 53.1%. License fee revenues from the Company's MPC products accounted for 83.0% of total license fees during the three months ended March 31, 2001 and 72.2% of total license fees for the nine month period ended March 31, 2001 versus 62.0% and 57.6% for the same periods in the prior year. License fees in the Company's direct operations, which include North America and the United Kingdom, grew 26.0% over the three month period and 8.3% over the nine month period ended March 31, 2000 primarily due to the growth in MPC license fees. Direct license fee growth was offset by a decline in distributor license fees of 24.8% compared to the 24.8% three month period ended March 31, 2000, reflecting a decline in the Company's legacy products, which are concentrated in the distributor operations.

         Software maintenance revenues increased 2.4% and 0.7% from the three months and nine months ended March 31, 2000, respectively. This was primarily due to an increase of 37.5% and 28.4% in MPC product maintenance in the three and nine months ended March 31, 2001, respectively, offset by a decline of 15.9% and 12.3%, for such periods, respectively, in the legacy maintenance, due to mainframe and desktop maintenance

Software maintenance revenues increased 0.7% from the nine-month period ended March 31, 2000 reflecting the growth in the Company's MPC products, offset by a decline in maintenance revenues from legacy products.

         Implementation, consulting and other services revenue was $4.2 million and $12.7 million for the three and nine months ended March 31, 2001, respectively. Implementation, consulting and other services revenue was $3.7 million and $10.6 million for the three and nine months ended March 31, 2000, respectively. During the quarter ended March 31, 2001, 94.0% of total implementation services revenue was related to MPC products. Implementation services revenue related to MPC products was 92.2% of total implementation services revenue for the nine months ended March 31, 2001. The increase in implementation services revenue from the nine-month period ended March 31, 2000 was primarily due to the growth in MPC license fees in the Company's direct operations.

COSTS AND EXPENSES

                                                  THREE MONTHS ENDED         PERCENT        NINE MONTHS ENDED      PERCENT
                                                       MARCH 31,             CHANGE              MARCH 31,         CHANGE
                                                ------------------------    ---------     ----------------------  ---------
                                                  2001          2000                        2001        2000
                                                  ----          ----                        ----        ----
                                                    (in thousands)                           (in thousands)

COSTS AND EXPENSES
   Selling and marketing                         $  6,140      $  5,944          3.3   %   $ 17,404    $ 17,693       (1.6)%
   Cost of revenue and support                      6,004         5,422         10.7         18,736      16,393       14.3
   Internal research and product development        2,284         2,285            -          6,425       6,571       (2.2)
   General and administrative                       1,425         1,547         (7.9)         4,147       4,498       (7.8)
   Restructuring and unusual                          892                      100.0            892                  100.0
                                                ----------    ----------                  ----------  ----------

           TOTAL COSTS AND EXPENSES              $ 16,745      $ 15,198         10.2   %   $ 47,604    $ 45,155        5.4 %
                                                ==========    ==========                  ==========  ==========




                Total costs and expenses increased 10.2% and 5.4% for the three and nine months ended March 31, 2001, respectively, compared to the prior year. The increase in the three month period was primarily due to a restructuring charge taken in the third quarter, and to a lesser degree additional third party consulting costs associated with increased implementation services revenue. The increase in the nine month period was primarily due to the third party consulting costs, and to a lesser degree the third quarter restructuring charge.

       Selling and marketing expenses increased 3.3% and decreased 1.6% in the three and nine months ended March 31, 2001, respectively compared to the prior year. The increase in the three months ended March 31, 2001 from the same quarter a year ago is primarily due to increased spending in promotional and other purchased services. The decrease in the nine months ended March 31, 2001 is primarily due to decreased employee expenses offset by increased promotional and other purchased services.


       Cost of revenue and support expenses increased 10.7% and 14.3% for the three and nine months ended March 31, 2001, respectively. The increase was primarily due to increased costs associated with third party consultants involved in implementations.

       Internal research and product development costs remained relatively flat with the same periods of the prior year.

       General and administrative costs have decreased 7.9% and 7.8% from the three and nine-month periods ended March 31, 2000, respectively, primarily due to reduced third party computing costs and administrative expenses.

       The Company recorded a $0.9 million restructuring charge in the third quarter ending March 31, 2001. This charge reflects certain cost reductions actions by the Company, taken to reduce personnel costs and other expenses. The restructuring charge included total staff reductions of 13 employees. Because of planned investments in MPC products, the Company does not expect these cost reduction actions to reduce the Company's total expenses.

OTHER INCOME AND EXPENSE

                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                          MARCH 31,                     MARCH 31,
                                                    ----------------------       ----------------------
                                                      2001        2000             2001         2000
                                                      ----        ----             ----         ----
                                                       (in thousands)               (in thousands)
OTHER INCOME (EXPENSE)
  Interest income                                    $   304     $   374           $ 1,102      $ 1,112
  Interest expense                                        (1)        (18)               (5)         (62)
  Exchange gain (loss)                                     -          62               (72)         (32)
                                                     -------     -------           -------      -------

     TOTAL OTHER INCOME                              $   303     $   418           $ 1,025      $ 1,018
                                                     =======     =======           =======      =======


         Lower interest rates on short-term investments during the three and nine months ended March 31, 2001 resulted in decreased interest income compared to the three and nine months ended March 31, 2000. The marginal increase in other income from the nine-month period ended March 31, 2000 was due to reduced interest costs offset by higher losses on foreign exchange.

FOREIGN CURRENCY

         For the three and nine months ended March 31, 2001, 42.7% and 43.7%, respectively, of the Company's total revenue was from outside North America compared with 48.4% and 48.5% for the three and nine months ended March 31, 2000, respectively. Most of the Company's international revenue is denominated in foreign currencies. The Company recognizes currency transaction gains and losses in the period of occurrence. As currency rates are constantly changing, these gains and losses can, at times, fluctuate greatly. The Company's future operating results may be adversely impacted by the overall strengthening of the U.S. dollar against foreign currencies of countries where the Company conducts business; conversely, future operating results may be favorably impacted by an overall weakening of the U.S. dollar against foreign currencies. For the three and nine months ended March 31, 2001, foreign currency fluctuations did not have a material impact on the Company's revenues, operating expenses or net income.

         The Company had several forward exchange contracts totaling a notional amount of $2.3 million, outstanding at March 31, 2001. See Note D of Notes to Condensed Consolidated Financial Statements.

PROVISION FOR INCOME TAXES

         The Company's effective income tax rate in each of the three and nine months ended March 31, 2001 and 2000 was approximately 35%. No tax benefit was recognized associated with the losses incurred in the three and nine month period ended March 31, 2001.

         Realization of deferred tax assets associated with the Company's future deductible temporary differences, net of operating loss carryforwards and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the deferred tax assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized through future taxable income or by using a tax strategy currently available to the Company. On a quarterly basis, management will assess whether it remains more likely than not that the deferred tax assets will be realized. This assessment could be impacted by a combination of continuing operating losses and a determination that the tax strategy is no longer sufficient to realize some or all of the deferred tax assets. The foregoing statements regarding the realization of deferred tax assets are "forward looking statements" within the meaning of the Securities Exchange Act of 1934. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for discussion of uncertainties relating to such statements.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2001 cash and cash equivalents were $23.1 million, compared with cash and cash equivalents of $29.5 million at June 30, 2000. The decrease in cash and cash equivalents is principally due to increased days sales outstanding in accounts receivable and payment of fiscal 1999 and earlier years' restructuring costs and related items.

         Net cash used in operating activities was $5.7 million in the nine months ended March 31, 2001, compared with $3.1 million in the nine months ended March 31, 2000, primarily due to increased accounts receivable and the payment of restructuring costs, as described above. The prior year cash benefited from a tax refund of $1.9 million. In addition, the increase in cash was due to reduced accounts payable accruals associated with payroll.

         Net cash used in investing activities was $0.3 million in the nine months ended March 31, 2001 and $0.6 in the nine months ended March 31, 2000. The Company purchases most of its computer equipment under operating leases. At March 31, 2001, the Company did not have any material capital expenditure commitments.

         Net cash provided by financing activities was $0.2 million in the nine months ended March 31, 2001, compared with net cash used in financing activities of $0.9 million in the same period one year ago. The net increase in cash provided by financing activities was due to reduced payments on debt from the prior year.

         Total assets were $54.5 million at March 31, 2001, compared with total assets of $60.1 million at June 30, 2000. The decrease in total assets is primarily due to the decrease in cash and cash equivalents. Working capital as of March 31, 2001 was $23.9 million, compared with $24.9 million as of June 30, 2000.

         The Company has a $10 million credit agreement which expires on September 30, 2002. Borrowings are secured by accounts receivable and the credit agreement contains covenants regarding, among other things, earnings leverage, net worth and payment of dividends. Under the terms of the credit agreement, the Company is not permitted to pay cash dividends on its common stock. Borrowings under this credit agreement were approximately $0.3 million and total available borrowings were $10 million at March 31, 2001. Borrowings available at any time are based on the lower of $10 million or a percentage of worldwide eligible accounts receivable and cash. At March 31, 2001, the interest rate on borrowings denominated in Japanese yen, which were used to hedge receivables in those currencies, was 1.91%.

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

         The Company, at various times, denominates borrowings in foreign currencies and enters into forward exchange contracts to hedge exposures related to foreign currency transactions. The Company does not use any other types of derivatives to hedge such exposures nor does it speculate in foreign currency. In general, the Company uses forward exchange contracts to hedge against large selective transactions that present the most exposure to exchange rate fluctuations. At March 31, 2001 and June 30, 2000, the Company had forward contracts of approximately $2.3 million and $5.6 million (notional amounts), respectively, denominated in foreign currencies. The contracts outstanding at March 31, 2001 mature through September 14, 2001 and are intended to hedge various foreign currency commitments due from the Company's distributors. Due to the short-term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amounts at March 31, 2001 and June 30, 2000.

         Gains and losses on the forward contracts are largely offset by gains and losses on the underlying exposure. The Company conducts business in approximately 6 foreign currencies, predominately British pounds, the Euro and Japanese yen. A hypothetical 10 percent appreciation of the U.S. dollar from March 31, 2001 market rates would increase the unrealized value of the Company's forward contracts and a hypothetical 10 percent depreciation of the U.S. dollar from March 31, 2001 market rates would decrease the unrealized value of the Company's forward contracts. In either scenario, the gains or losses on the forward contracts would be largely offset by the gains or losses on the underlying transactions, and so would have an immaterial impact on the Company's results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

                  As previously reported, on February 16, 2001, the Board of Directors of the Company amended the Company's bylaws including the provisions of Section 4.03.5 relating to business to be conducted at meetings of shareholders and shareholder nominations and proposals. See "Item 6 - Exhibits and Reports on Form 8-K." Under the bylaws as amended, shareholder proposals intended to be presented at the 2001 Annual Meeting which are not eligible for inclusion in the Company's Proxy Statement under Rule 14a-8 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), and shareholder nominations of individuals for election to the Board of Directors at the 2001 Annual Meeting, must be received by the Company not later than August 22, 2001. This date may be earlier than the deadline date described in the Company's 2000 Proxy Statement. There is no change in the date that shareholder proposals intended to be presented at the 2001 Annual Meeting which are eligible for inclusion in the Company's Proxy Statement for that meeting under Rule 14a-8 promulgated under the Exchange Act must be received by the Company if they are to be included in the Company's Proxy Statement relating to that meeting. This date is not later than June 20, 2001. All such proposals or nominations should be addressed to the Secretary at the Company's principal executive offices and should satisfy the requirements applicable to shareholder proposals or nominations contained in the Company's bylaws.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      None.

(b)      Reports on Form 8-K.

         On March 9, 2001, the Company filed a Form 8-K, reporting the amendment and restatement of its bylaws under Item 5, as described in Item 2 above. A copy of the restated bylaws was filed as an exhibit.

                                    SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:  MAY 14, 2001                     COMSHARE, INCORPORATED
                                              (Registrant)




                                               /s/ Brian Jarzynski
                                              --------------------

                                              Brian Jarzynski
                                              Vice President,
                                              Chief Financial Officer,
                                              Treasurer and Assistant Secretary

                                INDEX TO EXHIBITS


            EXHIBIT NUMBER          DESCRIPTION

                  3.02 Restated Bylaws of the Registrant - incorporated by reference to Exhibit 3.02 to the Registrant's Form 8-K Report filed March 9, 2001.

                  10.01 Comshare, Incorporated Change in Control Severance Agreement, dated as of February 9, 2001, between Comshare, Incorporated and Brian Hartlen.

                  10.02 Comshare, Incorporated Change in Control Severance Agreement, dated as of February 16, 2001, between Comshare, Incorporated and Brian Jarzynski.

                  10.03 Letter of Understanding, dated February 8, 2001, between Comshare, Incorporated and Norman Neuman Jr. and Norman Neuman Jr. Notices of Grant of Stock Options and Option Agreements.

                  10.04 Kathryn A. Jehle Notices of Grant of Stock Options and Option Agreements.

                  10.05 Second Amendment to the Benefit Adjustment Plan of Comshare, Incorporated.

                  10.06             Third Amendment to 1988 Stock Option Plan.

                  10.07             Second Amendment to Directors' Stock Option
                                    Plan.

                  10.08             Second Amendment to Global Employee Stock
                                    Option Plan.