Form 10-K
period 2001-06-30
COMSHARE INC
filed 2001-09-28
CIK 201513

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 2001

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           For the transition period from ____________ to ____________

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

                            YES  [X]     NO   [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of August 31, 2001 based on $3.24 per share, the last sale price for the Common Stock on such date as reported on the Nasdaq National Market(R), was approximately $32,778,000.

As of August 31, 2001 the Registrant had 10,116,716 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                                                 Part of Form 10-K Report
         Document                                                              into which it is incorporated
         --------                                                              -----------------------------
Portions of Proxy Statement for the                                                         III
2001 Annual Meeting of Shareholders
(The "2001 Proxy Statement")

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

     The Company is focused on serving the emerging market for integrated management planning and control software. The market for planning, budgeting, financial consolidation and reporting applications has been served by point solutions that the Company believes do not effectively support a management process that should be highly integrated and is frequently iterative. Many companies do not integrate their strategic planning with their budgeting and operating planning processes, and find strategies are not effectively implemented. Many companies use spreadsheets for budgeting, and face the difficult task of maintaining complicated spreadsheet applications and the accompanying data integrity problems. Despite the investments made in data warehouse solutions and Enterprise Resource Planning ("ERP") systems, many companies still have not fulfilled the need to provide broadly-deployed financial and performance information to managers.

     Comshare's software is differentiated by its web-based architecture, its breadth of enterprise management planning and reporting function, its use of mainstream database technology, and its robust multi-dimensional analysis capabilities. The Company's software products enable the enterprise-wide integration of data from multiple data sources, complementing underlying ERP systems. The Company delivers complete software solutions by providing implementation, consulting, training and support services, in addition to its software products.

BUSINESS STRATEGY

     The Company's objective is to be a leading software provider of management planning and control applications. The key elements of the Company's strategy include the following:

ESTABLISH COMSHARE AS A LEADER IN THE MANAGEMENT PLANNING AND CONTROL MARKET.

1. Offer an integrated software solution for management planning and control, replacing the disparate systems for planning, budgeting, financial consolidation, management reporting and analysis. An integrated software solution eliminates the wasted time spent re-keying data, reconciling separate systems and the accompanying data integrity problems, freeing up finance staff time to focus on value-added activities. An integrated software solution also enables management to more quickly respond to changes in the business environment, to adjust plans, change tactics and reallocate resources.

2. Provide web-architected software that has been designed to support enterprise-wide deployments. While the Company also offers client/server based software solutions, increasingly customers are adopting web-based solutions. The Company built an underlying architecture that fully supports web deployments on an enterprise basis. The advantages to the customer include lower cost of maintenance and deployment, because no software beyond a browser is required on the desktop. Historically, the Company has focused on mid to large-sized, complex organizations, so the underlying architecture was designed to be scaleable for enterprise-wide deployments.

3. Offer customers their choice of mainstream databases underlying the applications. Increasingly, customers have standardized on a certain database technology and prefer to purchase applications that utilize that technology. Comshare provides multidimensional software solutions on both relational and OLAP database platforms.

4. Differentiate Comshare products with best-of-breed financial functionality and analytical capability. Drawing upon years of experience in the business intelligence market, Comshare products offer rich product function and advanced visualization features that enable managers to easily identify exceptions in large amounts of information. This allows management to plan and budget more effectively, analyze performance and improve decision-making.

5. Distribute worldwide to a range of customers from medium-sized to the largest companies, through multiple channels. Customers in over 35 countries have purchased Comshare products, and Comshare supports worldwide deployment by global companies through a network of direct and indirect channels.

PRODUCTS

     The Company offers management planning and control software applications ("MPC") designed for use by customers in a broad range of industries, primarily targeting the finance organizations of large to medium-sized corporations.

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

     The Company currently offers MPC applications for planning, budgeting, financial consolidation and management reporting and analysis: Comshare MPC (formerly BudgetPLUS), Comshare Decision ("Decision"), and Comshare FDC ("FDC"). Customers can buy some or all depending on their needs. In addition, the Company supports a number of legacy products.

1.  COMSHARE MPC

     Comshare's flagship application is Comshare MPC, a web-architected planning, budgeting, management reporting and analysis application. Comshare MPC is designed to improve the effectiveness of strategic planning and top-down target setting, shorten budget cycles, reduce the time and cost of budgeting, deliver financial information and improve management decision-making.

     Comshare MPC provides an integrated financial data repository that combines budgeted, actual and forecasted financial information to enhance the integrity and usability of the data. Easy ad-hoc analysis and reporting across the enterprise is available to business managers and analysts, either through the use of a web-browser or on a client/server basis.

     Data collection for budgeting and forecasting occurs in a secure environment either through a web-browser or the use of Microsoft Excel spreadsheets, enabling the budget process to be distributed out to business managers, yet with a centrally administered database for easy consolidation and reporting. Comshare MPC provides the ability to customize data entry screens; load bulk transaction data; track multiple versions of budgeted, actual and forecasted financial information; translate currencies; eliminate intercompany transactions; perform consolidations; and quickly handle reorganizations.

     Comshare MPC also offers management reporting and analysis capabilities that allow enterprise-wide reporting of actual, budget and forecasted information. Because Comshare MPC is built using the Comshare Application Architecture, end-users have the same robust advanced visualization and proactive alerting features available to users of the Decision product, described below.

     Customers have their choice of databases when licensing Comshare MPC, which allows them to select the database that fits their technology standards. Comshare MPC supports both relational and OLAP database technology platforms, including Microsoft SQL Server, Oracle, IBM DB2 OLAP Server, and Hyperion's Essbase.

     Comshare MPC is available in both web-based and client/server versions, and customers may implement a mixed environment of both web and client/server.

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

     A management reporting and analysis module for FDC provides both client/server and web-enabled management reporting and analysis. This allows key financial performance reporting and analysis to be broadly deployed to management and business analysts, thus eliminating time-consuming custom reports.

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

CUSTOMERS

     Comshare and its distributors are currently providing maintenance at over 2,350 corporate and public sector customer sites in 35 countries. Comshare's diversified customer base includes many Fortune 1000 and Financial Times 1000 industrial companies as well as large and mid-sized companies in the manufacturing, financial services, utility, and services industries, and many governmental and other public sector organizations.

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

     The Company has an extensive distributor network covering 41 countries not directly served by the Company. The Company has selected established software application vendors to act as distributors to market, implement and support Comshare's products in their respective geographic areas. Revenue from the Company's distributors was $14.8 million, or approximately 24% of total revenue, in fiscal 2001.

     The Company has a group of 10 resellers that focus on sales in the middle market enterprises in the US, UK and Canada.

     To generate sales, the Company conducts comprehensive marketing programs that include direct mail, a corporate Web site, public relations, advertising, seminars, trade shows, web marketing, and ongoing customer communication programs. The sales cycle begins with the generation of a sales lead or request for proposal from a prospect. After a lead is qualified, the Company's sales force analyzes the prospect's needs and makes one or more presentations. After obtaining a preliminary commitment, the Company often develops customized demonstrations to illustrate how the Company's products will satisfy a customer's specific needs. The sales cycle varies in length from customer to customer, but typically ranges from six to nine months.

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

     Comshare MPC is developed on the Comshare Application Architecture ("CAA"). This architecture is a multi-tiered design with a back-end database tier, an application server tier consisting of an innovative set of application objects and components and a client-side presentation tier. The CAA enables Comshare's software to run on a variety of back-end databases and supports both client/server and web desktops. Comshare MPC and Decision are fully web-enabled. During fiscal 2001, FDC also was web-enabled for much of its data entry, reporting and analysis functions.

     To broaden the market potential for Comshare MPC, the Company developed relational technology versions that run on mainstream relational databases.

     All of Comshare's products run on Windows NT/2000 on the server and Windows 2000, Windows NT, and Windows 98 on the desktop. Comshare's web-based offerings utilize Microsoft's Internet Information Server (IIS) and support both Microsoft's Internet Server Application Programming Interface (ISAPI) and Active Server Page (ASP) technologies. The Company plans to continue to focus on Microsoft's platforms and to replace proprietary components over time with Microsoft technologies.

     Comshare's applications are distinguished by their innovative guided analysis capabilities that enable customers to quickly and easily identify problem areas hidden within very large multi-dimensional databases.

     During the fiscal years ended June 30, 2001, 2000 and 1999, worldwide internal research and product development expenses were (in thousands):

                                                               2001           2000           1999
Internal research and product development                   $   8,838       $  9,070       $  9,059
As a % of total revenue                                          14.1%          14.8%          14.2%

     Internal research and product development was consistent as a percentage of revenue over the past three years. The decrease in the dollar amount spent on internal research and product development from fiscal 2000 to 2001 was primarily due to a reduction in the use of third parties for development.

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

     The Company has registered certain of its trademarks and copyrights. The Company is the owner of various trademarks, including Comshare(R), Comshare MPC, Comshare BudgetPLUS, Comshare Decision, Comshare EIS, Guided

Analysis, Comshare FDC, The Decision Support Company(R), Overview and Comshare Application Architecture, as well as various other trademarks associated with its legacy products. The Company's software contains the statutory copyright notices.

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

     Comshare resells Hyperion's Essbase database in connection with Comshare's Decision and Comshare MPC products. While Essbase sales do not represent a significant percentage of the Company's license revenue, a significant percentage of the Company's maintenance revenues involve products using Essbase. Comshare's worldwide license to resell Essbase expires December 31, 2002, although the license may be terminated earlier in the event of an uncured material breach. The license agreement provides that Comshare and its distributors may continue to maintain and support its customer base after termination of the license agreement.

COMPETITION

     The markets for Comshare's software products are highly competitive and characterized by continued change and rapid technological advancements. In general, the Company competes principally on the basis of: (1) software application utility, which includes the extent to which its product offerings meet specific end-user needs; (2) functionality, which includes the breadth and depth of features and functions, ease-of-use and deployment; (3) service and support, which includes the range and quality of technical support, training and consulting services; (4) vendor reputation; (5) product architecture, which includes database platform, distributed/network architecture (such as web support) and ease of integration with other applications; and (6) product pricing in relation to perceived value. The Company believes it competes favorably with respect to these factors, although it may be at a competitive disadvantage against certain of its competitors because of their significantly larger market presence and greater financial, technical, marketing and other resources.

     The analytical applications software market is highly competitive, highly fragmented and subject to rapid change and evolving industry standards. The Company competes primarily with Adaytum Software, Inc. and Hyperion Solutions Corporation.

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

INTERNATIONAL OPERATIONS

     The Company derived 42.8%, 47.9% and 50.4% of its total revenue from outside North America in fiscal 2001, 2000, and 1999, respectively, and expects that revenue generated outside North America will continue to represent a significant portion of the Company's total revenue. This international business is subject to various risks inherent in international activities, including the impact on the Company's operations of, and the burdens of complying with, a wide variety of laws, regulations, rules and policies of local foreign governments, such as those relating to currency controls, hiring and termination of employees, import restrictions and the protection of proprietary rights.

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

EMPLOYEES

     Comshare employed 340 full-time employees as of June 30, 2001 including:
116 in sales and marketing, 52 in consulting and implementation services, 74 in research and product development and 98 in customer support and administration. None of the Company's employees are represented by a collective bargaining agreement, nor has the Company experienced any work stoppages. The Company considers its relations with its employees to be good.

MISCELLANEOUS

     Compliance with federal, state and local laws and ordinances that regulate the discharge of materials into the environment has not had, and is not expected to have, a material effect upon the capital expenditures, earnings or competitive position of Comshare.

UNCERTAINTIES RELATING TO FORWARD LOOKING STATEMENTS

     "Item 1. Business" and other parts of this Form 10-K Report contain "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to, those discussed in this section and in "Research and Product Development," "Intellectual Property and Proprietary Rights," "Licensed Technologies," "Competition" and "International Operations" above and in "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Sensitivity Analysis." Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to: the demand for the Company's products and services; the size, timing and recognition of revenue from significant orders; increased competition and pricing pressures from competitors; the Company's success in and expense associated with developing, introducing and shipping new products; new product introductions and announcements by the Company's competitors; the level of interest and success of the Company's distributors in marketing and selling the Company's products; changes in Company strategy; product life cycles; the cost and continued availability of third party software and technology incorporated into the Company's products, including the impact of expiration of the license for Essbase in December 2002; the impact of rapid technological advances, evolving industry standards and changes in customer requirements, including the impact on the Company's revenues of Microsoft's OLAP database; the overall competition for key employees; cancellations of maintenance and support agreements; software defects; changes in operating expenses; fluctuations in foreign exchange rates; the ability of the Company to generate sufficient future taxable income or to execute available tax strategies required to realize deferred tax assets; and economic conditions generally or in specific industry segments. In addition, a significant portion of the Company's revenue in any quarter is typically derived from non-recurring license fees, a substantial portion of which is booked in the last month of a quarter. Since the purchase of the Company's products is relatively discretionary and generally involves a significant commitment of capital, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or cancelled. Further, the Company's expense levels are based, in part, on its expectations as to future revenue and a significant portion of the Company's expenses do not vary with revenue. As a result, if revenue is below expectations, results of operations are likely to be materially adversely affected.

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

                FISCAL YEAR                      MARKET PRICES
                                                 -------------
               ENDING JUNE 30                HIGH             LOW
               --------------                ----             ---
  2000   First Quarter                          3.50            2.75
         Second Quarter                         6.56            2.75
         Third Quarter                          6.50            3.50
         Fourth Quarter                         4.80            3.53

  2001   First Quarter                          5.75            4.13
         Second Quarter                         4.25            2.63
         Third Quarter                          4.00            2.53
         Fourth Quarter                         3.70            2.70

  2002   First Quarter                          3.49            3.00
         (through August 31, 2001)



     At August 31, 2001, there were approximately 815 holders of record of the Company's common stock.


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

                                                                       FISCAL YEARS ENDED JUNE 30,
                                                   ------------------------------------------------------------------
                                                      2001         2000         1999         1998          1997
                                                                             (IN THOUSANDS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Revenue                                               $62,841       $61,323     $63,972      $87,203       $ 89,801
Loss from operations
   before restructuring and
   unusual charges                                       (224)         (363)     (2,985)      (4,034)       (19,727)
Loss from operations                                   (1,116)         (363)     (3,952)     (14,724)       (25,972)
Net income (loss)                                          83           679      (1,136)       5,266        (17,117)
   Per common share -
     Diluted EPS                                       $ 0.01        $ 0.07     $ (0.12)      $ 0.50        $ (1.75)
Average shares                                          9,865         9,664       9,700        9,903          9,770

                                                                               JUNE 30,
                                                   ------------------------------------------------------------------
                                                      2001         2000         1999         1998          1997
                                                                             (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:

Cash & cash equivalents                               $24,106       $29,506     $32,212      $49,311       $ 11,823
Total assets                                           59,277        62,424      63,455       88,692         80,751
Long-term debt                                            164           599       1,198        1,434            343
Total shareholders' equity                            $31,664       $30,891     $31,266      $38,405       $ 31,959
Working capital                                       $24,326       $24,883     $24,454      $29,531       $   (965)

ADDITIONAL DATA:

Number of employees at year end                           340           334         353          405            579


NOTES:  (1)    The loss from operations for the fiscal years ended June 30,
               2001, 1999, 1998 and 1997 includes restructuring and unusual charges of $892,000, $967,000, $10,690,000 and $6,245,000, respectively. See Note 2 of the Notes to Consolidated Financial
               Statements for information regarding restructuring and unusual charges.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain financial data as a percentage of total revenue:

                                                                              FISCAL YEARS ENDED JUNE 30,
                                                                         2001             2000           1999
                                                                     -------------      ---------      ---------
REVENUE
   Software licenses                                                         35.3  %        38.2 %         36.4  %
   Software maintenance                                                      37.5           38.0           41.0
   Implementation, consulting and other services                             27.2           23.8           22.6
                                                                     -------------      ---------      ---------
TOTAL REVENUE                                                               100.0          100.0          100.0

COSTS AND EXPENSES
   Selling and marketing                                                     37.9           39.4           40.2
   Cost of revenue and support                                               38.9           35.7           37.9
   Internal research and product development                                 14.1           14.8           14.2
   General and administrative                                                 9.5           10.7           12.4
   Restructuring and unusual charges                                          1.4              -            1.5
                                                                     -------------      ---------      ---------
TOTAL COSTS AND EXPENSES                                                    101.8          100.6          106.2
                                                                     -------------      ---------      ---------

LOSS FROM OPERATIONS                                                         (1.8)          (0.6)          (6.2)

OTHER INCOME (EXPENSE)

   Interest income                                                            2.2            2.5            3.0
   Interest expense                                                             -           (0.1)          (0.1)
   Exchange loss                                                             (0.2)          (0.1)          (0.1)
                                                                     -------------      ---------      ---------
TOTAL OTHER INCOME                                                            2.0            2.3            2.8

INCOME (LOSS) BEFORE TAXES                                                    0.2            1.7           (3.4)

                                                                     -------------      ---------      ---------
Provision (benefit) for income taxes                                          0.1            0.6           (1.6)
                                                                     -------------      ---------      ---------
NET INCOME (LOSS)                                                             0.1  %         1.1 %         (1.8) %
                                                                     =============      =========      =========

COMPARISON OF FISCAL YEAR ENDED JUNE 30, 2001 TO FISCAL YEAR ENDED JUNE 30, 2000

Revenues

                                              TWELVE MONTHS ENDED      PERCENT
                                                   JUNE 30,            CHANGE
                                             -----------------------  --------
                                               2001         2000
                                               ----         ----
                                                 (in thousands)
MPC REVENUE
     Software licenses                        $ 17,714     $ 14,430      22.8 %
     Software maintenance                       13,967        7,740      80.5
     Implementation, consulting and
        other services                          15,871       12,977      22.3
                                             ----------   ----------

            TOTAL MPC REVENUE                 $ 47,552     $ 35,147      35.3 %
                                             ==========   ==========

LEGACY REVENUE
     Software licenses                        $  4,470     $  9,016     (50.4)%
     Software maintenance                        9,607       15,521     (38.1)
     Implementation, consulting and
        other services                           1,212        1,639     (26.1)
                                             ----------   ----------

            TOTAL  LEGACY REVENUE             $ 15,289     $ 26,176     (41.6)%
                                             ==========   ==========

TOTAL REVENUE
     Software licenses                        $ 22,184     $ 23,446      (5.4)%
     Software maintenance                       23,574       23,261       1.3
     Implementation, consulting and
        other services                          17,083       14,616      16.9
                                             ----------   ----------

            TOTAL REVENUE                     $ 62,841     $ 61,323       2.5 %
                                             ==========   ==========


         Comshare's MPC suite of products is comprised of Comshare MPC (formerly BudgetPLUS), FDC and Decision.

         The increase in revenue from the year ended June 30, 2000 was primarily due to a 35.3% growth in MPC revenue, offset by a decline of 41.6% in legacy revenue. MPC revenue was $47.6 million for the year ended June 30, 2001, representing 75.7% of total revenue.

         The 5.4% decline in license fees reflects the decline in legacy revenues. MPC license fees, which grew 22.8% from the year ended June 30, 2000, represented 79.9% of total license fees for the year ended June 30, 2001. The increase in MPC license fees was largely offset by a decline in legacy product license fees of 50.4% from the year ended June 30, 2000 to the year ended June 30, 2001. MPC license fees were $17.7 million and $14.4 million for the fiscal years ended June 30, 2001 and 2000, respectively. License fees in the Company's direct operations, which include North America and the United Kingdom, grew 3.6% to $15.2 million for the fiscal year ended June 30, 2001, primarily due to the growth in MPC license fees. Direct license fee growth was slightly offset by the decline in distributor license fees of 1.8% to $6.9 million for the same time period, reflecting a decline in the Company's legacy products, which are concentrated in the distributor operations.

         Software maintenance revenues increased 1.3% in the year ended June 30, 2001 due to the impact of the growth in MPC license fees. During the year ended June 30, 2001, the Company experienced 80.5% growth in maintenance revenues for the Company's MPC products to $14.0 million, or 59.2% of total maintenance. Maintenance revenues for the Company's MPC products for the year ended June 30, 2000 were $7.7 million. The growth in MPC product maintenance reflected the license fee growth of the MPC applications in the years ended June 30, 2001 and 2000. The increase in MPC maintenance revenues was offset by a decline in the Company's older legacy products, which declined 38.1%, primarily due to mainframe and desktop maintenance cancellations and continued customer migration to other platforms.

         Implementation, consulting and other services revenues grew 16.9% for the year ended June 30, 2001, compared to the year ended June 30, 2000, primarily due to the growth in license fees in the Company's direct operations. Implementation services revenue from direct operations grew 17.1% for the year ended June 30, 2001. This growth was slightly offset by a decline in distributor implementation services revenue. In addition, there were a number of extensive custom applications which contributed to the growth in implementation services revenue. During the year ended June 30, 2001, 92.9% of total implementation services revenue was related to the MPC products. The Company experienced an increase of 22.3% of revenue associated with implementation, consulting and other services related to the Company's MPC products. Implementation, consulting and other services revenues for MPC products were $15.9 million and $13.0 million for the fiscal years ended June 30, 2001 and 2000, respectively.

Expenses/Interest Income

         Total costs and expenses increased to $64.0 million from $61.7 million for the fiscal years ended June 30, 2001 and 2000, respectively. The increase of $2.3 million is primarily due to increased cost of revenue and support expenses, and a restructuring charge of $0.9 million taken in the third quarter of fiscal 2001 which was related to a reduction in personnel costs and other expenses.

         Selling and marketing expenses decreased 1.7% to $23.8 million from $24.2 million for the fiscal years ended June 30, 2001 and 2000, respectively. The decrease was primarily a result of a reorganization of sales operations, partially offset by an increase in promotional marketing costs.

         Cost of revenue and support expenses increased 11.9% to $24.5 million from $21.9 million for the fiscal years ended June 30, 2001 and 2000, respectively. The increase was attributable to increased costs associated with third party implementations due to the increased level of services provided during the period, offset by a reduction in database royalty expense resulting from lower sales of Essbase.

         Internal research and product development expenses decreased 3.3% to $8.8 million from $9.1 million for the fiscal years ended June 30, 2001 and 2000, respectively. Internal research and product development expenses, as a percentage of total revenue, decreased to 14.1% from 14.8% for the same periods, respectively, reflecting no significant change in the Company's product development spending for financial applications.

         General and administrative expenses decreased 7.7% to $6.0 million from $6.5 million for the fiscal years ended June 30, 2001 and 2000, respectively. The decrease is attributable to continued cost reduction actions taken to lower administration costs, combined with a reduction in the costs of third party services.

         The Company recorded a $0.9 million restructuring charge in the third quarter ending March 31, 2001. This charge reflects certain cost reduction actions by the Company taken to reduce personnel costs and other expenses. The restructuring charge included total staff reductions of 13 employees. Because of planned investments in MPC products, the Company does not expect these cost reduction actions to reduce the Company's total expenses.

         Interest income decreased 6.7% to $1.4 million from $1.5 million for the fiscal years ended June 30, 2001 and 2000, respectively. Lower average cash balances during fiscal 2001, combined with reduced interest rates, resulted in this decrease in interest income for the year ended June 30, 2001.

COMPARISON OF FISCAL YEAR ENDED JUNE 30, 2000 TO FISCAL YEAR ENDED JUNE 30, 1999

Revenues

         Total revenue was affected by the sale of the Company's French and German operations during the quarter ended December 31, 1998, and by the change in the Company's product mix to its MPC applications from its legacy products. To better reflect revenue from the Company's operations on a comparable basis, the following table shows revenue for the fiscal years ended June 30, 2000 and 1999 reflecting the Company's French and German operations as distributors during the fiscal year ended June 30, 1999.

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

         The 1.7% growth in comparable license fees was primarily due to an increase in license fee revenues of the Company's MPC products of 114.9%, to $14.4 million for the year ended June 30, 2000. MPC license fee growth primarily reflected the growth of the Company's Budgeting product, particularly the relational version. MPC license fees represented 61.5% of total license fees for the year ended June 30, 2000. The increase in MPC license fees was largely offset by a decline in legacy product license fees, which declined 44.8% for the year ended June 30, 2000 versus the year ended June 30, 1999.

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

Expenses/Interest Income

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

         On a comparable basis, cost of revenue and support expenses decreased 6.4% to $21.9 million from $23.4 million for the fiscal years ended June 30, 2000 and 1999, respectively. The decrease is attributable to decreased costs associated with cost of sales and reduced database royalties in fiscal 2000.

         On a comparable basis, internal research and product development expenses remained flat at $9.1 million for the fiscal years ended June 30, 2000 and 1999 and relatively flat as a percentage of total revenue. Internal research and product development expenses, as a percentage of total revenue, increased to 14.8% from 14.4% for the same periods, respectively, reflecting no significant change in the Company's product development spending for financial applications.

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

FOREIGN CURRENCY

     In fiscal 2001, 2000 and 1999, 42.8%, 47.9% and 50.4%, respectively, of the
Company's total revenue was from outside North America. Most of the Company's international revenue is denominated in foreign currencies. Comshare recognizes currency transaction gains and losses in the period of occurrence. As currency rates are constantly changing, these gains and losses can, at times, fluctuate greatly. The Company's $114,000 foreign exchange loss in fiscal 2001 principally reflected the weakening of certain foreign currencies against the British pound during the twelve months ended June 30, 2001. The Company had exchange losses of $54,000 and $56,000 in fiscal 2000 and 1999, respectively, principally due to the weakening of certain foreign currencies against the British pound.

     Foreign currency fluctuations in fiscal 2001, 2000 and 1999 impacted operating income as currency fluctuations on revenue denominated in a foreign currency were partially offset by currency fluctuations on expenses denominated in a foreign currency. In fiscal 2001, the increase in total revenue, at actual exchange rates, was $1.6 million less than at comparable exchange rates. The increase in total expenses in fiscal 2001, at actual exchange rates, was $1.4 million less than at comparable exchange rates. As a result of the changes in the foreign currency exchange rates, the decrease in net income before taxes in fiscal 2001, at actual exchange rates, was $0.2 more than at comparable exchange rates. In fiscal 2000, the decrease in total revenue, at actual exchange rates, was $0.7 million greater than at comparable exchange rates. The decrease in total expenses in fiscal 2000, at actual exchange rates, was $0.4 million greater than at comparable exchange rates. As a result of the changes in the foreign currency exchange rates, the increase in net income before taxes in fiscal 2000, at actual exchange rates, was $0.3 million less than at comparable exchange rates.

     Inflation did not have a material impact on the Company's revenue or income from operations in fiscal 2001, 2000 or 1999.

INCOME TAXES

     The Company recorded a tax provision on pretax income in fiscal 2001, 2000 and 1999 at an effective rate of 35%. In fiscal 2001 and 1999, no tax benefit was recognized on restructuring costs.

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

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2001, cash and cash equivalents were $24.1 million, compared with cash and cash equivalents of $29.5 million at June 30, 2000. The decrease in cash and cash equivalents was principally due to payment of fiscal 2001 and prior years' restructuring related items, income tax payments, and other cash used in operating activities, combined with increased days sales outstanding in accounts receivable, due to the general slowdown in the economy.

     Net cash used in operating activities was $5.3 million in fiscal 2001 compared with $0.9 million in fiscal 2000. The increase in net cash used in operating activities was primarily due to the payment of income taxes in fiscal 2001 (whereas fiscal 2000 benefited from a tax refund) and the payment of fiscal 2001 and earlier years' restructuring costs and related items.

     Net cash used in investing activities was $0.4 million in fiscal 2001, compared to $0.5 million in fiscal 2000. The decrease in cash related to investing activities was largely due to reduced capital expenditures in fiscal 2001. At June 30, 2001, the Company did not have material capital expenditure commitments. In fiscal 2002, property and equipment purchases are expected to be comparable to fiscal 2001.

     Net cash provided by financing activities was $0.4 million in fiscal 2001, compared with net cash used in financing activities of $0.8 million in fiscal 2000. The increase in cash related to financing activities was principally due to lower bank borrowings and capital lease obligations as of June 30, 2001, compared to the prior year and increased stock purchases under the Company's Employee Stock Purchase Plan.

     Working capital as of June 30, 2001 was $24.3 million, compared with $24.9 million as of June 30, 2000. The decrease in working capital was primarily due to the decline in cash and cash equivalents combined with an increase in accounts payable. These amounts were offset by an increase in accounts receivable, which was due to the increase in revenue combined with increased days sales outstanding, and a reduction in accrued liabilities due to payments made on third quarter fiscal 2001 and prior year's restructuring reserves. Total assets were $59.3 million at June 30, 2001, compared with $62.4 million at June 30, 2000. The decrease in total assets was primarily due to the decrease in cash and cash equivalents during the fiscal year.

     The Company has a $10 million credit agreement which matures on September 30, 2003. Borrowings are secured by accounts receivable and the credit agreement contains covenants regarding, among other things, earnings, leverage, net worth and payment of dividends. Under the terms of the credit agreement, the Company is not permitted to pay cash dividends on its common stock. Permitted borrowings available as of June 30, 2001 under this credit agreement were $10 million, of which $0.2 million was outstanding. Borrowings available at any time are based on the lower of $10 million or a percentage of worldwide eligible accounts receivable and cash. At June 30, 2001, the interest rate on borrowings denominated in Japanese yen, which were used to hedge receivables, was 1.83%.

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

FOREIGN CURRENCY

     The Company at various times denominates borrowings in foreign currencies and enters into forward exchange contracts to hedge exposures related to foreign currency transactions. The Company does not use any other types of derivatives to hedge such exposures nor does it speculate in foreign currency. In general, the Company uses forward exchange contracts to hedge against large selective transactions that present the most exposure to exchange rate fluctuations. At June 30, 2001 and June 30, 2000, the Company had forward contracts of approximately $1.7 million and $5.6 million (notional amounts), respectively, denominated in foreign currencies. The contracts outstanding at June 30,

2001 mature through September 14, 2001 and are intended to hedge various foreign currency commitments due from the Company's distributors. Due to the short-term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amounts at June 30, 2001 and 2000.

     Gains and losses on the forward contracts are largely offset by gains and losses on the underlying exposure. The Company conducts business in approximately six foreign currencies, predominately British pounds, the Euro and Japanese yen. A hypothetical 10 percent appreciation of the U.S. dollar from June 30, 2001 market rates would increase the unrealized value of the Company's forward contracts by an immaterial amount and a hypothetical 10 percent depreciation of the U.S. dollar from June 30, 2001 market rates would decrease the unrealized value of the Company's forward contracts by an immaterial amount. In either scenario, the gains or losses on the forward contracts are largely offset by the gains or losses on the underlying transactions, and so would have an immaterial impact on the Company's results of operations.

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

SAFE HARBOR STATEMENT

     Certain information in this Form 10-K Report contains "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, including those concerning the Company's future results, new market and business opportunities, strategy and product releases. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to: the demand for the Company's products and services; the size, timing and recognition of revenue from significant orders; increased competition and pricing pressures from competitors; the Company's success in and expense associated with developing, introducing and shipping new products; new product introductions and announcements by the Company's competitors; the level of interest and success of the Company's distributors in marketing and selling the Company's products; changes in Company strategy; product life cycles; the cost and continued availability of third party software and technology incorporated into the Company's products, including the impact of the expiration of the license for Essbase in December 2002; the impact of rapid technological advances, evolving industry standards and changes in customer requirements, including the impact on the Company's revenues of Microsoft's OLAP database; the overall competition for key employees; cancellations of maintenance and support agreements; software defects; changes in operating expenses; fluctuations in foreign exchange rates; the ability of the Company to generate sufficient future taxable income or to execute available tax strategies required to realize deferred tax assets; and economic conditions generally or in specific industry segments. In addition, a significant portion of the Company's revenue in any quarter is typically derived from non-recurring license fees, a substantial portion of which is booked in the last month of a quarter. Since the purchase of the Company's products is relatively discretionary and generally involves a significant commitment of capital, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or cancelled. Further, the Company's expense levels are based, in part, on its expectations as to future revenue and a significant portion of the Company's expenses do not vary with revenue. As a result, if revenue is below expectations, results of operations are likely to be materially, adversely affected.


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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated herein by reference to the Company's 2001 Proxy Statement under the captions "Election of Directors" and "Further Information-Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the Company's 2001 Proxy Statement under the caption "Executive Compensation."

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item is incorporated herein by reference to the Company's 2001 Proxy Statement under the captions "Further
Information-Principal Shareholders" and "Further Information-Stock Ownership of Management."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item is incorporated herein by reference to the Company's 2001 Proxy Statement under the captions "Certain Relationships and Related Transactions."

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

EXHIBIT NO.                          DESCRIPTION

10.01 Benefit Adjustment Plan of Comshare, Incorporated, effective June 1, 1986, as amended and restated on November 6, 1997 - incorporated by reference to Exhibit 10.01 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1999.

10.02 First Amendment to the Benefit Adjustment Plan of Comshare, Incorporated - incorporated by reference to Exhibit 10.01 to the Registrant's Form 10-Q Report for the quarter ended March 31, 1999.

10.03 Second Amendment to the Benefit Adjustment Plan of Comshare, Incorporated - incorporated by reference to Exhibit 10.05 to the Registrant's Form 10-Q Report for the quarter ended March 31, 2001.

10.04 Comshare, Incorporated 1988 Stock Option Plan, as amended - incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1990 and Exhibit 10.22 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1994.

10.05 Third Amendment to Comshare, Incorporated 1988 Stock Option Plan, as amended - incorporated by reference to Exhibit 10.06 to the Registrant's Form 10-Q Report for the quarter ended March 31, 2001.

10.06 Stock Option Agreement, effective as of March 10, 1997, between Comshare, Incorporated and Daniel T. Carroll - incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-Q Report for the quarter ended March 31, 1997.

10.07 Trust Agreement under the Benefit Adjustment Plan of Comshare, Incorporated, effective April 25, 1988, as amended - incorporated by reference to Exhibit 10.31 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1993.

10.08 1994 Executive Stock Purchase Program of Comshare, Incorporated - incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1994.

10.09 Employee Stock Purchase Plan of Comshare, Incorporated - incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1994.

10.10 First Amendment to Employee Stock Purchase Plan - incorporated by reference to Exhibit 10.01 to Registrant's Form 10-Q for the quarter ended September 30, 1999.

10.11 Second Amendment to Employee Stock Purchase Plan - incorporated by reference to Exhibit 10.02 to Registrant's Form 10-Q for the quarter ended September 30, 1999.

10.12 Third Amendment to Employee Stock Purchase Plan - incorporated by reference to Exhibit 10.03 to Registrant's Form 10-Q for the quarter ended September 30, 1999.

10.13 1994 Directors Stock Option Plan of Comshare, Incorporated - incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1994.

10.14 First Amendment to Directors Stock Option Plan - incorporated by reference to Exhibit 10.05 to Registrant's Form 10-Q for the quarter ended September 30, 1999.

10.15 Second Amendment to Directors Stock Option Plan - incorporated by reference to Exhibit 10.07 to Registrant's Form 10-Q for the quarter ended March 31, 2001.

10.16 Comshare, Incorporated Change in Control Severance Agreement dated as of June 1, 1998, between Comshare, Incorporated and Dennis G. Ganster - incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1998.

10.17 First Amendment to Comshare, Incorporated Change in Control Severance Agreement dated as of November 30, 1999, between Comshare, Incorporated and Dennis G. Ganster - incorporated by reference to Exhibit 10.03 to the Registrant's Form 10-Q Report for the quarter ended December 31, 1999.

10.18 Comshare, Incorporated Change in Control Severance Agreement dated as of June 1, 1998, between Comshare, Incorporated and David King - incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1998.

10.19 First Amendment to Comshare, Incorporated Change in Control Severance Agreement dated as of November 30, 1999, between Comshare, Incorporated and David King - incorporated by reference to Exhibit 10.01 to the Registrant's Form 10-Q Report for the quarter ended December 31, 1999.

10.20 Comshare, Incorporated Change in Control Severance Agreement dated as of June 1, 1998, between Comshare, Incorporated and Stanley Starkey - incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1998.

10.21 First Amendment to Comshare, Incorporated Change in Control Severance Agreement dated as of November 30, 1999, between Comshare, Incorporated and Stanley R. Starkey - incorporated by reference to Exhibit 10.05 to the Registrant's Form 10-Q Report for the quarter ended December 31, 1999.

10.22 Comshare, Incorporated Change in Control Severance Agreement dated as of February 9, 2001, between Comshare, Incorporated and Brian Hartlen - incorporated by reference to Exhibit 10.01 to the Registrant's Form 10-Q Report for the quarter ended March 31, 2001.

10.23 Comshare, Incorporated Change in Control Severance Agreement dated as of February 16, 2001, between Comshare, Incorporated and Brian Jarzynski - incorporated by reference to Exhibit 10.02 to the Registrant's Form 10-Q Report for the quarter ended March 31, 2001.

10.24 Comshare, Incorporated 1998 Global Employee Stock Option Plan - incorporated by reference to Exhibit 10.25 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1998.

10.25 First Amendment to 1998 Global Employee Stock Option Plan - incorporated by reference to Exhibit 10.04 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1999.

10.26 Second Amendment to 1998 Global Employee Stock Option Plan - incorporated by reference to Exhibit 10.08 to the Registrant's Form 10-Q Report for the quarter ended March 31, 2001.

10.27 Letter of Understanding, dated February 8, 2001, between Comshare, Incorporated and Norm Neuman, Jr., and Norman J. Neuman, Jr. Notices of Grant of Stock Options and Option Agreements - incorporated by reference to Exhibit 10.03 to the Registrant's Form 10-Q Report for the quarter ended March 31, 2001.

10.28 Kathryn A. Jehle Notices of Grant of Stock Options and Option Agreements - incorporated by reference to Exhibit 10.04 to the Registrant's Form 10-Q Report for the quarter ended March 31, 2001.

10.29 Summary of 1999 Senior Executive Incentive Plan - incorporated by reference to Exhibit 10.27 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1998.

10.30 Summary of 2000 Senior Executive Incentive Plan - incorporated by reference to Exhibit 10.32 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 2000.

10.31 Summary of 2001 Senior Executive Incentive Plan - incorporated by reference to Exhibit 10.33 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 2000.

(b)      Reports on Form 8-K.

Since the end of the fiscal quarter ended March 31, 2001 the Registrant has not filed any reports on Form 8-K.

                             COMSHARE, INCORPORATED

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


                                                                                              PAGE
                                                                                              ----
Report of Independent Public Accountants                                                        24

Consolidated Statements of Operations for
    the Fiscal Years Ended June 30, 2001, 2000 and 1999                                         25

Consolidated Statements of Comprehensive Loss for
    the Fiscal Years Ended June 30, 2001, 2000 and 1999                                         26

Consolidated Balance Sheets as of June 30, 2001 and 2000                                     27-28

Consolidated Statements of Cash Flows for the
    Fiscal Years Ended June 30, 2001, 2000 and 1999                                             29

Consolidated Statements of Shareholders' Equity
    for the Fiscal Years Ended June 30, 2001, 2000 and 1999                                     30

Notes to Consolidated Financial Statements                                                   31-43



                                    SCHEDULE

II.    Consolidated Schedule of Valuation & Qualifying Accounts                                 44

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS












To Comshare, Incorporated:

     We have audited the accompanying consolidated balance sheets of COMSHARE, INCORPORATED (a Michigan corporation) and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, comprehensive loss, cash flows and shareholders' equity for each of the three years in the period ended June 30, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Comshare, Incorporated and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States.

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



                                                   ARTHUR ANDERSEN LLP

Detroit, Michigan,
July 27, 2001.

COMSHARE, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               FISCAL YEARS ENDED JUNE 30,
                                                                           2001             2000              1999
                                                                       ------------     -------------     ------------
REVENUE
   Software licenses                                                    $   22,184       $    23,446       $   23,299
   Software maintenance                                                     23,574            23,261           26,228
   Implementation, consulting and other services                            17,083            14,616           14,445
                                                                       ------------     -------------     ------------
TOTAL REVENUE                                                               62,841            61,323           63,972

COSTS AND EXPENSES
   Selling and marketing                                                    23,750            24,169           25,724
   Cost of revenue and support                                              24,476            21,911           24,215
   Internal research and product development                                 8,838             9,070            9,059
   General and administrative                                                6,001             6,536            7,959
   Restructuring and unusual charges                                           892                 -              967
                                                                       ------------     -------------     ------------
TOTAL COSTS AND EXPENSES                                                    63,957            61,686           67,924

LOSS FROM OPERATIONS                                                        (1,116)             (363)          (3,952)

OTHER INCOME (EXPENSE)
   Interest income                                                           1,364             1,530            1,901
   Interest expense                                                             (6)              (68)             (63)
   Exchange loss                                                              (114)              (54)             (56)
                                                                       ------------     -------------     ------------
TOTAL OTHER INCOME                                                           1,244             1,408            1,782

INCOME (LOSS) BEFORE TAXES                                                     128             1,045           (2,170)
Provision (benefit) for income taxes                                            45               366           (1,034)
                                                                       ------------     -------------     ------------

NET INCOME (LOSS)                                                       $       83       $       679       $   (1,136)
                                                                       ============     =============     ============

SHARES USED IN BASIC EPS COMPUTATION                                         9,865             9,664            9,700
                                                                       ============     =============     ============

SHARES USED IN DILUTED EPS COMPUTATION                                       9,935             9,791            9,700
                                                                       ============     =============     ============

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED EPS              $     0.01       $      0.07       $    (0.12)
                                                                       ============     =============     ============



  The accompanying notes are an integral part of these consolidated statements.

COMSHARE, INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)

                                                                            FISCAL YEARS ENDED JUNE 30,
                                                                       2001             2000             1999
                                                                   ------------     ------------     -------------
Net income (loss)                                                   $       83       $      679       $    (1,136)

Other comprehensive loss:
   Currency translation adjustment                                        (295)            (702)             (848)
   Decrease (increase) in pension liability,
     net of tax                                                            198           (1,020)           (3,262)
                                                                   ------------     ------------     -------------

Other comprehensive loss, net of tax                                       (97)          (1,722)           (4,110)
                                                                   ------------     ------------     -------------

COMPREHENSIVE LOSS                                                  $      (14)      $   (1,043)      $    (5,246)
                                                                   ============     ============     =============



  The accompanying notes are an integral part of these consolidated statements.

COMSHARE, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                                           AS OF JUNE 30,
                                                                       2001             2000
                                                                   ------------     ------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                        $   24,106       $   29,506
   Accounts receivable, less allowance for
      doubtful accounts of $1,269 and $1,230
      as of June 30, 2001 and 2000, respectively                        19,541           17,328
   Deferred income taxes                                                   767              759
   Prepaid expenses and other current assets                             1,411            1,697
                                                                   ------------     ------------

      TOTAL CURRENT ASSETS                                              45,825           49,290


Computers and other equipment                                            6,716            8,508
Leasehold improvements                                                   2,649            2,774
                                                                   ------------     ------------
Property and equipment, at cost                                          9,365           11,282

Less - Accumulated depreciation                                          7,955            9,397
                                                                   ------------     ------------
   Property and equipment, net                                           1,410            1,885

Goodwill, net of accumulated
   amortization of $1,923 and $1,853 as of
   June 30, 2001 and 2000, respectively                                    977            1,047

Deferred income taxes                                                    7,355            6,445

Other assets                                                             3,710            3,757
                                                                   ------------     ------------

      TOTAL ASSETS                                                  $   59,277       $   62,424
                                                                   ============     ============


        The accompanying notes are an integral part of these consolidated balance sheets.

COMSHARE, INCORPORATED
CONSOLIDATED BALANCE SHEETS - (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          AS OF JUNE 30,
                                                                       2001             2000
                                                                   ------------     ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                 $    3,047       $    2,252
   Accrued liabilities -
      Payroll                                                            2,379            2,240
      Taxes                                                              1,370            1,154
      Other                                                              3,537            6,583
                                                                   ------------     ------------
          Total accrued liabilities                                      7,286            9,977

   Deferred revenue                                                     11,166           12,178
                                                                   ------------     ------------

      TOTAL CURRENT LIABILITIES                                         21,499           24,407

Long-term debt                                                             164              599

Other liabilities                                                        5,950            6,527
                                                                   ------------     ------------

      TOTAL LIABILITIES                                                 27,613           31,533

SHAREHOLDERS' EQUITY
   Capital stock:
      Preferred stock, no par value;
         authorized 5,000,000 shares; none issued                            -                -
      Common stock, $1 par value;
         authorized 20,000,000 shares; issued and outstanding
         10,104,626 shares as of June 30, 2001
         and 9,771,962 as of June 30, 2000.                             10,105            9,772
   Capital contributed in excess of par value                           39,244           38,790
   Retained deficit                                                     (7,724)          (7,807)
   Accumulated other comprehensive income:
      Pension liability, net of tax                                     (4,084)          (4,282)
      Cumulative translation adjustment                                 (5,877)          (5,582)
                                                                   ------------     ------------
      Total shareholders' equity                                        31,664           30,891
                                                                   ------------     ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $   59,277       $   62,424
                                                                   ============     ============



        The accompanying notes are an integral part of these consolidated balance sheets.

COMSHARE, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                            FISCAL YEARS ENDED JUNE 30,
                                                                       2001             2000             1999
                                                                   ------------     ------------     -------------
OPERATING ACTIVITIES
   Net income (loss)                                                $       83       $      679       $    (1,136)
   Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
      Depreciation and amortization                                        906            1,288             1,982
      Changes in operating assets and liabilities:
          Accounts receivable                                           (2,580)          (2,929)            6,360
          Prepaid expenses and other assets                                305            3,040            (2,524)
          Deferred income taxes                                           (918)            (883)            2,142
          Accounts payable                                                 829           (3,647)           (6,303)
          Accrued liabilities                                           (2,541)             844            (7,827)
          Deferred revenue                                                (813)             735            (3,312)
          Other liabilities                                               (577)             (41)           (2,242)
                                                                   ------------     ------------     -------------
            Net cash used in operating activities                       (5,306)            (914)          (12,860)

INVESTING ACTIVITIES
   Payments for property and equipment                                    (267)            (505)           (1,578)
   Other                                                                  (170)               -               378
                                                                   ------------     ------------     -------------
            Net cash used in investing activities                         (437)            (505)           (1,200)

FINANCING ACTIVITIES
   Net repayments under debt agreements,
      capital lease agreements and notes payable                          (423)          (1,462)             (747)
   Common stock repurchased and retired                                      -                -            (2,835)
   Employee stock purchases                                                787              270               626
   Other                                                                     -              397               315
                                                                   ------------     ------------     -------------
            Net cash provided by (used in) financing activities            364             (795)           (2,641)

EFFECT OF EXCHANGE RATE CHANGES                                            (21)            (492)             (398)
                                                                   ------------     ------------     -------------

NET DECREASE IN CASH                                                    (5,400)          (2,706)          (17,099)

CASH AT BEGINNING OF PERIOD                                             29,506           32,212            49,311
                                                                   ------------     ------------     -------------

CASH AT END OF PERIOD                                               $   24,106       $   29,506       $    32,212
                                                                   ============     ============     =============

SUPPLEMENTAL DISCLOSURES:
   Cash paid for interest                                           $        6       $       49       $        88
                                                                   ============     ============     =============
   Cash paid for taxes                                              $      976       $      819       $     3,863
                                                                   ============     ============     =============


  The accompanying notes are an integral part of these consolidated statements.

COMSHARE, INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)

                                                                             FISCAL YEARS ENDED JUNE 30,
                                                                       2001             2000              1999
                                                                   ------------     -------------     ------------
COMMON STOCK
------------
   Balance beginning of year                                        $    9,772       $     9,642       $   10,003
   Employee Stock Purchases                                                333               130              207
   1994 Executive Stock Purchase Program                                     -                 -               50
   Stock repurchased                                                         -                 -             (618)
                                                                   ------------     -------------     ------------
   Balance end of year                                                  10,105             9,772            9,642
                                                                   ------------     -------------     ------------

CAPITAL CONTRIBUTED IN EXCESS OF PAR VALUE
------------------------------------------
   Balance beginning of year                                            38,790            38,650           40,335
   Employee Stock Purchases                                                454               140              419
   1994 Executive Stock Purchases                                            -                 -              113
   Stock repurchased                                                         -                 -           (2,217)
                                                                   ------------     -------------     ------------
   Balance end of year                                                  39,244            38,790           38,650
                                                                   ------------     -------------     ------------

RETAINED DEFICIT
----------------
   Balance beginning of year                                            (7,807)           (8,486)          (7,350)
   Net income (loss)                                                        83               679           (1,136)
                                                                   ------------     -------------     ------------
   Balance end of year                                                  (7,724)           (7,807)          (8,486)
                                                                   ------------     -------------     ------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
--------------------------------------
   Balance beginning of year                                            (9,864)           (8,142)          (4,032)
   Comprehensive income                                                    (97)           (1,722)          (4,110)
                                                                   ------------     -------------     ------------
   Balance end of year                                                  (9,961)           (9,864)          (8,142)
                                                                   ------------     -------------     ------------

LESS - NOTES RECEIVABLE
-----------------------
   Balance beginning of year                                                 -               398              551
   Payments on executive loans                                               -              (398)            (153)
                                                                   ------------     -------------     ------------
   Balance end of year                                                       -                 -              398
                                                                   ------------     -------------     ------------

      TOTAL SHAREHOLDERS' EQUITY                                    $   31,664       $    30,891       $   31,266
                                                                   ============     =============     ============


  The accompanying notes are an integral part of these consolidated statements.

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY. Comshare, Incorporated (the "Company") develops, markets and supports management planning and control applications software. The Company also provides maintenance, training, consulting and support services. Comshare is currently providing maintenance at over 2,350 corporate and public sector customer sites. The Company markets its products through a direct sales force in the United States, Canada and the United Kingdom and has an extensive distributor network in 41 other countries. The Company was incorporated in Michigan in February, 1966 and commenced operations at that time.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All material intercompany accounts and transactions have been eliminated.

REVENUE. The Company's revenue consists of software licenses, software maintenance and implementation services revenue. The Company recognizes software license revenue in accordance with the Accounting Institution of Certified Public Accountants' ("AICPA") Statement of Position ("SOP") 97-2 "Software Revenue Recognition" and related interpretations. Software maintenance revenue, whether bundled with a product license or priced separately, is recorded as deferred revenue on the balance sheet when invoiced and is recognized over the term of the maintenance contract. Implementation services revenue is recognized as the services are performed.

EXPENSE CLASSIFICATION. Selling and marketing expenses primarily include employee costs and travel costs, facilities expenses and advertising. Cost of revenue and support includes personnel and other costs related to implementation service revenue, customer support costs, direct cost of producing software and royalty expenses for products licensed from others for use in the Company's product offerings.

FOREIGN CURRENCY TRANSLATION. All assets and liabilities of the Company's foreign operations are translated at current exchange rates and revenue and expenses are translated at monthly exchange rates. Resulting translation adjustments are reflected as a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in net income.

FINANCIAL INSTRUMENTS. The Company, at various times, enters into forward exchange contracts to hedge certain exposures related to identifiable foreign currency transactions that are relatively certain as to both timing and amount. On July 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, as amended by SFAS No. 137 and SFAS No. 138 and has quantified the impact, determining that there was no material effect on the financial statements. The Company uses derivative financial instruments to manage its exposures to fluctuations in foreign exchange rates. The use of these financial instruments mitigates the Company's exposure to these risks with the intent of reducing the risks and variability of the Company's operating results. Initially, upon adoption of SFAS No. 133, and prospectively, on the date a derivative contract is entered into, the Company designates the derivative as a hedge. The ineffective portion of the hedge is recorded in earnings and reflected in the consolidated statement of operations as exchange gain or loss within other income (expense). The Company formally documents its hedge relationships, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. At June 30, 2001 and 2000, the Company had forward foreign currency exchange contracts of $1.7 million and $5.6 million (notional amounts), respectively. The contracts outstanding at June 30, 2001 mature through September 14, 2001 and are intended to hedge various foreign currency commitments due from foreign subsidiaries and the Company's distributors. Due to the short-term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amount at June 30, 2001 and 2000.

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

GOODWILL. Goodwill represents the unamortized cost in excess of fair value of net assets acquired and is amortized on a straight-line basis over forty years. On an ongoing basis, management reviews the valuation and amortization of goodwill. As part of this review, the Company considers the value of future cash flows attributable to the acquired operations in evaluating potential impairment of goodwill. There was no adjustment to the Company's financial statements as a result of this evaluation. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS No. 141 requires all business combinations initiated after June 2001 to be accounted for under the purchase method of accounting. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Companies will, however, be required to perform an annual fair-value-based analysis to determine whether the value of goodwill has been impaired. The Company will adopt SFAS No. 142 for the Company's fiscal year beginning July 1, 2002. Although management has not fully assessed the impact of these pronouncements, the Company will cease recognizing approximately $17,500 of quarterly goodwill amortization beginning in the first quarter of fiscal year 2003.

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

STOCK PLANS. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25 "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. The Company has provided pro forma disclosure of the fair value of stock options granted during fiscal 2001, 2000 and 1999 in accordance with the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." See Note 5 of Notes to Consolidated Financial Statements.

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

RECLASSIFICATIONS. Certain amounts in the 1999 and 2000 financial statements have been reclassified to conform with 2001 presentations.

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


2.   RESTRUCTURING AND UNUSUAL CHARGES

     The Company recorded a $0.9 million restructuring charge in the third quarter of fiscal 2001. This charge reflected certain cost reduction actions by the Company, taken to reduce personnel costs and other expenses. The restructuring charge included total staff reductions of 13 people. At June 30, 2001, $0.6 million of accruals were remaining of this charge and $1.4 million of accruals were remaining from this charge and prior year restructuring charges. Of this $1.4 million, $0.4 million is related to facilities and the remaining amounts are related to employee severance agreements.

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


3.   BORROWINGS


     The Company has a $10 million credit agreement which matures on September 30, 2003. Borrowings are secured by accounts receivable and the credit agreement contains covenants regarding among other things, earnings, leverage, net worth and payment of dividends. Under the terms of the credit agreement, the Company is not permitted to pay cash dividends on its common stock. Permitted borrowings available as of June 30, 2001 under the credit agreement were $10 million, of which $0.2 million was outstanding. At June 30, 2000, $0.6 of the permitted borrowings available were outstanding. Borrowings available at any time are based on the lower of $10 million or a percentage of worldwide eligible accounts receivable and cash. The interest rate on borrowings denominated in Japanese yen, which was used to hedge receivables, was 1.83% and 2.04% for fiscal years ended June 30, 2001 and 2000, respectively.

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

     In September 1996, the Company's Board of Directors approved a Shareholder Rights Plan ("Rights Plan"). Under the Rights Plan, the Company declared a dividend of one preferred stock purchase right on each outstanding share of common stock. Under certain conditions, each right may be exercised to purchase one one-hundredth share of Series A Preferred Stock at an exercise price of $110. Of the 5,000,000 preferred shares the Company is authorized to issue, 200,000 shares have been designated Series A Preferred. The Series A Preferred has certain dividend, voting and liquidation preferences. No preferred shares have been issued as of June 30, 2001. The rights may only be exercised beginning ten business days following a public announcement that a person or group acquires 15% or more of the Company's common stock (subject to certain exceptions) or beginning ten business days (or under certain circumstances at a later date) following the commencement or announcement of a tender or exchange offer which would cause that result. In addition, under certain circumstances, the rights will entitle shareholders (other than the acquirer) to purchase the Company's common stock, or stock of the acquirer, at a discount to market prices. The rights, which do not have voting rights, expire on September 30, 2006.


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

     At June 30, 2001, the Company has reserved 384,500 shares of common stock for the exercise of employee stock options under the 1988 Stock Option Plan. The number of options outstanding and exercisable under the 1988 Plan was 306,252 and 241,379 at June 30, 2001 and 2000, respectively, and no further grants can be made under the 1988 Plan.

1994 DIRECTORS STOCK OPTION PLAN

     The Directors Plan provides for the grant of options to purchase up to 200,000 shares of the Company's common stock to non-employee directors of the Company. Options under the Directors Plan are granted at 100% of the market price on the date of grant, are exercisable at a rate of 25% per year after one year from the date of grant and have a term of five years.

     At June 30, 2001 the Company has reserved 196,250 shares of common stock for the exercise of directors' stock options. The number of options outstanding and exercisable under the Directors Plan was 28,625 and 22,500 at June 30, 2001 and 2000, respectively.

1997 GLOBAL EMPLOYEE STOCK OPTION PLAN

     The 1997 Plan provides for the issuance of options to purchase 500,000 shares of the Company's common stock to non-officer employees of the Company. Options under the 1997 Plan were granted at 100% of the market price on the date of grant, exercisable at a rate of 25% per year after one year from the date of grant and have a term of

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

five years. With the adoption of the 1998 Global Employee Stock Option Plan by shareholders on November 23, 1998, no future grants under the 1997 Plan are permitted.

     At June 30, 2001, the Company has reserved 144,476 shares of common stock for the exercise of employee stock options under the 1997 Plan. The number of options outstanding and exercisable under the 1997 Global Employee Stock Option Plan was 88,944 and 61,580 at June 30, 2001 and 2000, respectively.

1998 GLOBAL EMPLOYEE STOCK OPTION PLAN

     The 1998 Plan provides for the issuance of options to purchase 1,400,000 shares of the Company's common stock to all employees including officers, key employees and non-officer employees of the Company. Options under the 1998 Plan are granted at 100% of the market price on the date of grant and are exercisable at a rate of 25% per year after one year from the date of grant and have a term of 5 or 10 years.

     At June 30, 2001, the Company has reserved 1,390,100 shares of common stock for the exercise of employee stock options under the 1998 Plan. The number of options outstanding and exercisable under the 1998 Plan was 291,269 and 154,233, at June 30, 2001 and 2000, respectively.

SUMMARY OF ACTIVITY

Stock option activity under all plans is summarized below:

                                                        2001                      2000                     1999
                                               ------------------------  ------------------------  -----------------------
                                                             Weighted                  Weighted                 Weighted
                                                              Average                   Average                  Average
                                                             Exercise                  Exercise                 Exercise
                                                 Shares        Price       Shares        Price       Shares       Price
                                               ------------  ----------  ------------  ----------  ------------ ----------
Outstanding at beginning of year                 1,456,476    $   5.85     1,496,847    $   6.20       976,234   $  10.51
Granted                                            256,900        3.69       212,900        4.18       858,200       3.48
Exercised                                           (9,150)       3.32          (975)          -             -          -
Cancelled                                         (217,225)       7.57      (252,296)       6.53      (337,587)     11.86
                                               ------------              ------------              ------------
Outstanding at end of year                       1,487,001    $   5.24     1,456,476    $   5.85     1,496,847   $   6.20
                                               ============              ============              ============

Options exercisable at end of year                 715,090                   479,692                   241,027
Weighted average fair value of
   options granted during the year              $     2.12                $     2.48                $     2.04

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


A summary of outstanding and exercisable stock options as of June 30, 2001 is as follows:

                                                    OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                                     -----------------------------------------------------     ---------------------------------

                                                          WEIGHTED
                                                           AVERAGE            WEIGHTED                              WEIGHTED
                                                          REMAINING           AVERAGE                                AVERAGE
             RANGE OF                    NUMBER          CONTRACTUAL          EXERCISE            NUMBER            EXERCISE
         EXERCISE PRICES              OUTSTANDING           LIFE               PRICE            EXERCISABLE           PRICE
 ------------------------------      --------------     --------------     ---------------     --------------     --------------
  $     2.75  to     $     3.06            138,475               6.06       $        2.97             18,812       $       3.06
        3.09  to           3.09            363,000               7.98                3.09            183,976               3.09
        3.13  to           4.44            349,550               6.03                3.83             82,105               3.60
        4.63  to           7.75            438,376               2.27                6.48            264,494               6.83
        8.00  to          27.25            197,600               1.03               10.52            165,703              10.95
-------------       ------------     --------------     --------------     ---------------     --------------     --------------
 $      2.75  to     $    27.25          1,487,001               4.74       $        5.24            715,090       $       6.36
                                     ==============     ==============     ===============     ==============     ==============


PRO FORMA DISCLOSURE UNDER SFAS 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION"

     Using the intrinsic value method of accounting for the value of stock options and shares of the Company's stock under the Employee Stock Purchase Plan (Note 6) granted during the fiscal years ended June 30, 2001, 2000 and 1999, no compensation cost was recorded in the accompanying Consolidated Statement of Operations. Had compensation costs been determined based on the fair value at the date of grant for awards in fiscal years ended June 30, 2001, 2000 and 1999 consistent with the provisions of SFAS 123, net loss and net loss per share would have been reduced (increased) to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                            FISCAL YEARS ENDED JUNE 30,
                                                                       2001               2000             1999
                                                                  ---------------     --------------     ----------
Net income (loss) - as reported                                      $        83        $       679        $(1,136)
Net income (loss) - pro forma                                        $      (670)       $      (250)       $(1,630)

Net income (loss) per share - as reported                            $      0.01        $      0.07        $ (0.12)
Net income (loss) per share - pro forma                              $     (0.07)       $     (0.03)       $ (0.17)


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

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                                 FISCAL YEARS ENDED JUNE 30,
                                                                           2001                2000             1999
                                                                        ------------        -----------       ---------
STOCK OPTION PLANS:

Expected life (years)                                                          4.82               4.82            4.84
Risk free interest rate                                                        4.95  %            6.25 %          5.42 %
Expected stock price volatility                                                0.83               0.85            0.85
Expected dividend yield                                                        0.00  %            0.00 %          0.00 %

EMPLOYEE STOCK PURCHASE PLAN:

Expected life (years)                                                          0.50               0.50            0.50
Risk free interest rate                                                        4.95  %            6.25 %          5.42 %
Expected stock price volatility                                                0.83               0.85            0.85
Expected dividend yield                                                        0.00  %            0.00 %          0.00 %

6.   EMPLOYEE STOCK PURCHASE PLAN

     Under the Employee Stock Purchase Plan (the "ESPP"), 2,519 shares of the Company's common stock have been reserved for purchase as of June 30, 2001. The ESPP allows participating employees to purchase shares of the Company's common stock through payroll deductions at 85% of the lower of fair market value at the beginning or the end of the six month period beginning either July 1 or January
1. Non-employee directors have the right to purchase the Company's common stock in lieu of cash for directors' fees at a purchase price equal to 100% of fair market value on the date of issuance, which shall be February 15 or August 15. Substantially all employees are eligible to participate in the ESPP. Under the ESPP, 322,763, 233,541, and 148,716 shares were purchased and issued in fiscal 2001, 2000 and 1999, respectively.


7.   BENEFIT PLANS

     The Company has a profit sharing plan covering substantially all United States employees. The profit sharing plan provides for Company matching of 100% of contributions based on eligibility rules for employees making 401(k) contributions up to 6% of their compensation. The Company also has a deferred compensation plan for United States officers for the payment of benefits which would not otherwise be eligible under its tax-qualified retirement plans. The Company's contributions, other than the matching contributions to the profit sharing plan, are discretionary and are determined by the Board of Directors. The total contributions for both plans were $617,000, $733,000 and $642,000 in fiscal 2001, 2000 and 1999, respectively.

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

     The United Kingdom subsidiary also has a defined benefit plan, which covered substantially all of its employees hired prior to January 1, 1994. This plan was frozen on April 1, 1997, with no further benefits accruing under the plan. The components of pension expense for the fiscal years ended June 30 are as follows (in thousands):

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                               2001            2000
                                                                           ------------    ------------
CHANGE IN BENEFIT OBLIGATION

Benefit obligation at beginning of year                                     $   25,277      $   23,640
Interest cost                                                                    1,401           1,408
Actuarial gain/(loss)                                                           (4,476)            693
Benefits paid                                                                     (456)           (464)
                                                                           ------------    ------------
Benefit obligation at end of year                                               21,746          25,277
                                                                           ============    ============

CHANGE IN PLAN ASSETS

Fair value of plan assets at beginning of year                                  21,870          21,398
Actual return on plan assets                                                    (1,444)          1,734
Actuarial loss                                                                  (1,277)           (798)
Benefits paid                                                                     (456)           (464)
                                                                           ------------    ------------
Fair value of plan assets at end of year                                        18,693          21,870
                                                                           ============    ============

Funded status                                                                   (3,053)         (3,407)
Unrecognized actuarial loss                                                      5,381           5,685
                                                                           ------------    ------------
Net amount recognized                                                            2,328           2,278
                                                                           ============    ============

AMOUNTS RECOGNIZED IN THE ACCOMPANYING
   CONSOLIDATED FINANCIAL STATEMENTS:

     Prepaid benefit cost                                                        2,328           2,278
     Accrued benefit liability                                                  (5,381)         (5,685)
     Accumulated other comprehensive income                                      5,381           5,685
                                                                           ------------    ------------
Net amount recognized                                                       $    2,328      $    2,278
                                                                           ============    ============

WEIGHTED -AVERAGE ASSUMPTIONS AS OF JUNE 30:                                   2001            2000           1999
                                                                           ------------    ------------   ------------
Discount rate                                                                     6.50  %         6.00 %         6.25 %
Expected return on plan assets                                                    7.50  %         7.50 %         7.50 %

COMPONENTS OF NET PERIODIC BENEFIT COST:

Interest cost                                                               $    1,401      $    1,408     $    1,357
Expected return on plan assets                                                  (1,520)         (1,528)        (1,491)
Recognized actuarial loss                                                          109              76              5
                                                                           ------------    ------------   ------------
Net periodic benefit cost                                                   $      (10)     $      (44)    $     (129)
                                                                           ============    ============   ============

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


8.   INCOME TAXES

     A summary of income (loss) before provision (benefit) for income taxes and components of the provision (benefit) for income taxes for the fiscal years ended June 30 is as follows (in thousands):

                                                                  2001           2000          1999
                                                               -----------    -----------    ----------
Income (loss) before provision (benefit) for income taxes:
     Domestic                                                   $  (6,194)     $ (4,156)      $ (5,558)
     Foreign                                                        6,322          5,201         3,388
                                                               -----------    -----------    ----------
                                                                $     128      $   1,045      $ (2,170)
                                                               ===========    ===========    ==========
Domestic benefit for income taxes:
     Current                                                    $    (976)     $    (600)     $ (2,888)
     Deferred                                                      (1,159)          (764)       (1,176)

Foreign provision (benefit) for income taxes:
     Current                                                        2,539            821           713
     Deferred                                                        (359)           909         2,317
                                                               -----------    -----------    ----------

Provision (benefit) for income taxes                            $      45      $     366      $ (1,034)
                                                               ===========    ===========    ==========

          The differences between the United States Federal statutory income tax provision (benefit) and the consolidated income tax provision (benefit) for the fiscal years ended June 30 are summarized as follows (in thousands):

Federal statutory provision (benefit)                           $      45      $     366      $   (760)
Non-deductible meals and entertainment                                 59             91           121
Change in valuation reserve                                          (315)          (335)       (2,112)
Tax rate difference                                                  (276)           268          (135)
Effect of sale of foreign subsidiaries                                  -              -         1,813
Unutilized Foreign tax credits                                        224              -             -
Settlement of prior year taxes                                        310              -             -
Other, net                                                             (2)           (24)           39
                                                               -----------    -----------    ----------
Actual income tax provision (benefit)                           $      45      $     366      $ (1,034)
                                                               ===========    ===========    ==========


         Deferred income taxes represent temporary differences in the recognition of certain items for income tax and financial reporting purposes. The components of the net deferred income tax asset as of June 30 are summarized as follows (in thousands):

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                                      2001            2000
                                                                                  -------------    ------------
Deferred income tax assets:
     Research and development                                                          $ 3,423         $ 1,650
     Tax credits                                                                            85           1,773
     Depreciation and amortization                                                         165             253
     Net operating loss                                                                  7,196           5,345
     Employee benefits                                                                     480             549
     Accrued liabilities                                                                   472             547
     Capitalized software                                                                1,754           2,155
     Other                                                                               3,473           3,608
                                                                                  -------------    ------------
                                                                                       $17,048         $15,880
Valuation allowance                                                                     (7,915)         (8,231)
                                                                                  -------------    ------------
                                                                                       $ 9,133         $ 7,649
Deferred income tax liabilities:
     Employee benefits                                                                    (686)           (730)
     Other                                                                                (325)           (315)
                                                                                  -------------    ------------
                                                                                        (1,011)         (1,045)
                                                                                  -------------    ------------
Net deferred income tax asset                                                          $ 8,122         $ 6,604
                                                                                  =============    ============



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

     At June 30, 2001, for income tax purposes, the Company had available net operating loss carryforwards of approximately $7.2 million, which do not expire. In addition, the Company has general business credits, which will expire between 2010 and 2019.


9.   LEASES

     The Company leases office space, transportation and computer equipment under non-cancelable operating leases. Initial lease terms vary in length and several of the leases contain renewal options. Future minimum lease payments under all non-cancelable operating leases are as follows (in thousands):

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



                  FISCAL YEARS ENDING JUNE 30,
-------------------------------------------------------------------
2002                                                        $ 4,792
2003                                                          3,981
2004                                                          3,451
2005                                                          2,584
2006                                                          1,161
Thereafter                                                    1,548
                                                       -------------
Total minimum payments                                     $ 17,517
                                                       =============



         Minimum payments under non-cancelable operating leases have not been reduced by minimum sublease rentals of $5.8 million due in the future under non-cancelable subleases.

     Total rental expense was $4.2 million, $5.2 million and $6.1 million for the fiscal years ended June 30, 2001, 2000, and 1999, respectively.


10.  SEGMENT REPORTING

     The Company has only one reportable segment - the development, marketing and support of management planning and control applications software. Revenue is derived from the licensing of software, software maintenance, and the provision of product implementation and support services.

     No single customer accounted for more than 10% of the Company's total revenue in the fiscal years ended June 30, 2001, 2000 and 1999. In addition, the Company is not dependent on any single customer or group of customers.

     The accounting policies for the geographic information are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. Segment information for revenue is disclosed based on the geographic location of the customer. Geographic segment information is as follows:

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                             FISCAL YEARS ENDED JUNE 30,
                                                                   ----------------------------------------------

                                                                      2001             2000             1999
                                                                   ------------     ------------     ------------

Revenue from external customers:
     United States                                                    $ 35,927         $ 31,928         $ 31,744
     United Kingdom                                                     12,112           13,418           12,492
     Other countries                                                    14,802           15,977           19,736
                                                                   ------------     ------------     ------------
          TOTAL REVENUE                                               $ 62,841         $ 61,323         $ 63,972
                                                                   ============     ============     ============

Operating income (loss):
     United States                                                    $ (3,345)        $    333         $ (1,590)
     United Kingdom                                                      4,123            1,200              420
     Other countries                                                     9,644           10,197           10,023
                                                                   ------------     ------------     ------------
          Total operating income                                        10,422           11,730            8,853

Unallocated expenses                                                   (10,294)         (10,685)         (11,023)
                                                                   ------------     ------------     ------------
INCOME (LOSS) BEFORE TAXES                                            $    128         $  1,045         $ (2,170)
                                                                   ============     ============     ============

Identifiable assets:
     United States                                                    $ 50,511         $ 50,515         $ 59,242
     United Kingdom and other countries                                  8,766           11,909           29,450
                                                                   ------------     ------------     ------------
          TOTAL IDENTIFIABLE ASSETS                                   $ 59,277         $ 62,424         $ 88,692
                                                                   ============     ============     ============





     Unallocated expenses consist of general corporate expenses, internal research and product development expenses, interest expense and interest income. Unallocated amounts in the fiscal year ended June 30, 2001 include approximately $0.9 million of restructuring and unusual related expenses. Unallocated amounts in the fiscal year ended June 30, 1999 include approximately $1.0 million of restructuring and unusual related expenses.

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11.  QUARTERLY FINANCIAL DATA

     Summarized quarterly financial data is as follows (unaudited and in thousands except per share data):



                                                                     Income                              Net
                                                                     (Loss)             Net            Income
                                                                      From             Income          (Loss)
                                                   Revenue         Operations          (Loss)         Per Share
                                                  -----------     --------------     -----------     ------------
2001
First Quarter                                       $ 15,443           $   (287)       $     78          $  0.01
Second Quarter                                        14,825               (304)              5                -
Third Quarter                                         15,877               (868)           (517)           (0.05)
Fourth Quarter                                        16,696                343             517             0.05
                                                  -----------     --------------     -----------     ------------
Year Ended June 30                                  $ 62,841           $ (1,116)       $     83          $  0.01
                                                  ===========     ==============     ===========     ============

2000
First Quarter                                       $ 14,506           $   (178)       $     52          $  0.01
Second Quarter                                        15,023               (250)             59             0.01
Third Quarter                                         15,028               (170)            161             0.02
Fourth Quarter                                        16,766                235             407             0.04
                                                  -----------     --------------     -----------     ------------
Year Ended June 30                                  $ 61,323           $   (363)       $    679          $  0.07
                                                  ===========     ==============     ===========     ============

1999
First Quarter                                       $ 17,159           $   (409)       $     52          $  0.01
Second Quarter                                        16,925               (379)             80             0.01
Third Quarter                                         14,798             (1,782)         (1,422)           (0.15)
Fourth Quarter                                        15,090             (1,382)            154             0.02
                                                  -----------     --------------     -----------     ------------
Year Ended June 30                                  $ 63,972           $ (3,952)       $ (1,136)         $ (0.12)
                                                  ===========     ==============     ===========     ============



         The Company recorded a $0.9 million restructuring charge in the third quarter ending March 31, 2001. This charge reflected certain cost reduction actions by the Company, taken to reduce personnel costs and other expenses.

     During the quarter ended June 30, 1999, the Company recorded approximately $1.0 million of restructuring charges related to staff reductions due to the consolidation of the Company's financial and marketing activities and the consolidation of certain facilities.


12.  LITIGATION

     The Company is a party to various disputes and litigation in the normal course of business. Management does not anticipate that the outcome of any such disputes or litigation will have a materially adverse effect on the financial position of the Company.

                             COMSHARE, INCORPORATED

                                   SCHEDULE II
                              CONSOLIDATED SCHEDULE
                       OF VALUATION & QUALIFYING ACCOUNTS


                                                                          Additions
                                         Balance       Charged to        (Deductions)                                    Balance
           Description                  Beginning       Costs and            from         Translation       Other         End of
                                        of Period       Expenses           Reserve        Adjustments      Related        Period
                                       ------------    ------------     ------------    --------------    ---------     ----------
Allowance for doubtful accounts
 for the years ended June 30:

               2001                        $ 1,230           $   -           $   36              $  3          $ -        $ 1,269
                                       ============    ============     ============    ==============    =========     ==========

               2000                        $ 1,327           $   -           $  (96)             $ (1)         $ -        $ 1,230
                                       ============    ============     ============    ==============    =========     ==========

               1999                        $ 1,830           $ 302           $ (816)             $ 11          $ -        $ 1,327
                                       ============    ============     ============    ==============    =========     ==========









                                                                          Additions
                                         Balance       Charged to        (Deductions)                                    Balance
           Description                  Beginning       Costs and            from        Translation       Other         End of
                                        of Period       Expenses           Reserve       Adjustments      Related        Period
                                       ------------    ------------     ------------    --------------    ---------     ----------
      Restructuring Reserves
   for the years ended June 30:

               2001                        $ 1,730           $ 892         $ (1,210)              $ -          $ -        $ 1,412
                                       ============    ============     ============    ==============    =========     ==========

               2000                        $ 4,288           $   -         $ (2,558)              $ -          $ -        $ 1,730
                                       ============    ============     ============    ==============    =========     ==========

               1999                        $ 7,074           $ 967         $ (3,753)              $ -          $ -        $ 4,288
                                       ============    ============     ============    ==============    =========     ==========


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Comshare, Incorporated
DATE:  SEPTEMBER 28, 2001                   By: /s/ Brian J. Jarzynski
                                                ----------------------
                                                Brian J. Jarzynski
                                                Vice President,
                                                Chief Financial Officer and
                                                Treasurer

     Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.




             SIGNATURE                                    TITLE                              DATE
-------------------------------------       ----------------------------------       ----------------------

 /s/ Dennis G. Ganster                      Chairman of the Board, President,           September 28, 2001
----------------------                      Chief Executive Officer and               ----------------------
Dennis G. Ganster                           a Director
                                            (Principal Executive Officer)


 /s/ Brian J. Jarzynski                     Vice President,                             September 28, 2001
-----------------------                     Chief Financial Officer and               ----------------------
Brian J. Jarzynski                          Treasurer
                                            (Principal Financial Officer)


 /s/ Kristin L.G. Marsh                     Corporate Controller and                    September 28, 2001
-----------------------                     Chief Accounting Officer                  ---------------------
Kristin L.G. Marsh                          (Principal Accounting Officer)


 /s/ Daniel T. Carroll                      Director                                    September 28, 2001
----------------------                                                                ----------------------
Daniel T. Carroll


 /s/ Geoffrey B. Bloom                      Director                                    September 28, 2001
----------------------                                                                ----------------------
Geoffrey B. Bloom


 /s/ Richard L. Crandall                    Director                                    September 28, 2001
------------------------                                                              ----------------------
Richard L. Crandall


 /s/ Alan G. Merten                         Director                                    September 28, 2001
-------------------                                                                   ----------------------
Alan G. Merten


 /s/ John F. Rockart                        Director                                    September 28, 2001
--------------------                                                                  ----------------------
John F. Rockart



 /s/ Kathryn A. Jehle                       Director                                    September 28, 2001
---------------------                                                                 ----------------------
Kathryn A. Jehle


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

4.04 Second Amendment and Waiver to Credit Agreement, dated October 10, 1999, between the Registrant, Comshare Limited and Harris Trust and Savings Bank - incorporated by reference to Exhibit 4.01 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1999.

4.05 Third Amendment and Waiver to Credit Agreement, dated June 29, 2000, between the Registrant, Comshare Limited and Harris Trust and Savings Bank - incorporated by reference to Exhibit 4.01 to the Registrant's Form 10-Q Report for the quarter ended September 30, 2000.

4.06 Fourth Amendment and Waiver to Credit Agreement, dated October 31, 2000, between the Registrant, Comshare Limited and Harris Trust and Savings Bank - incorporated by reference to Exhibit 4.02 to the Registrant's Form 10-Q Report for the quarter ended September 30, 2000.

4.07 Fifth Amendment to Credit Agreement, dated May 15, 2001, between the Registrant, Comshare Limited and Harris Trust and Savings Bank.

4.08 Sixth Amendment to Credit Agreement, dated September 17, 2001, between the Registrant, Comshare Limited and Harris Trust and Savings Bank.

4.09 Rights Agreement, dated as of September 16, 1996, between Comshare, Incorporated and Key Bank National Association, as Rights Agent - incorporated by reference to Exhibit 2 to the Registrant's Registration Statement on Form 8-A, filed on September 17, 1996.

4.10 Form of certificate representing Rights (included as Exhibit B to the form of Rights Agreement filed as Exhibit 4.04). Pursuant to the Rights Agreement, Rights Certificates will not be mailed until after the earlier of (i) the tenth business day (or such later date as may be determined by the Board of Directors, with the concurrence of a majority of the Continuing Directors, prior to such time as any person becomes an Acquiring Person) after the date of the commencement of, or first public announcement of the intent to commence, a tender or exchange offer by any person or group of affiliated or associated persons (other than the Company or certain entities affiliated with or associated with the Company), if, upon consummation thereof, such person or group of affiliated or associated persons would be the beneficial owner of 15% or more of such outstanding shares of common stock - incorporated by reference to Exhibit 1 to the Registrant's Registration Statement on Form 8-A, filed on September 17, 1996.

4.11 Agreement among Computershare Investor Services, Inc., Harris Trust and Savings Bank and the Registrant.

10.01    Benefit Adjustment Plan of Comshare, Incorporated, effective
         June 1, 1986, as amended and restated on November 6, 1997 - incorporated by reference to Exhibit 10.01 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1999.

10.02 First Amendment to the Benefit Adjustment Plan of Comshare, Incorporated - incorporated by reference to Exhibit 10.01 to the Registrant's Form 10-Q Report for the quarter ended March 31, 1999.

10.03 Second Amendment to the Benefit Adjustment Plan of Comshare, Incorporated - incorporated by reference to Exhibit 10.05 to the Registrant's Form 10-Q Report for the quarter ended March 31, 2001.

10.04 Comshare, Incorporated 1988 Stock Option Plan, as amended - incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1990 and Exhibit 10.22 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1994.

10.05 Third Amendment to the Comshare, Incorporated 1988 Stock Option Plan, as amended - incorporated by reference to Exhibit 10.06 to the Registrant's Form 10-Q Report for the quarter ended March 31, 2001.

10.06 Stock Option Agreement, effective as of March 10, 1997, between Comshare, Incorporated and Daniel T. Carroll - incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-Q Report for the quarter ended March 31, 1997.

10.07 Trust Agreement under the Benefit Adjustment Plan of Comshare, Incorporated, effective April 25, 1988, as amended - incorporated by reference to Exhibit 10.31 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1993.

10.08 1994 Executive Stock Purchase Program of Comshare, Incorporated - incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1994.

10.09 Employee Stock Purchase Plan of Comshare, Incorporated - incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1994.

10.10 First Amendment to Employee Stock Purchase Plan - incorporated by reference to Exhibit 10.01 to Registrant's Form 10-Q for the quarter ended September 30, 1999.

10.11 Second Amendment to Employee Stock Purchase Plan - incorporated by reference to Exhibit 10.02 to Registrant's Form 10-Q for the quarter ended September 30, 1999

10.12 Third Amendment to Employee Stock Purchase Plan - incorporated by reference to Exhibit 10.03 to Registrant's Form 10-Q for the quarter ended September 30, 1999.

10.13 1994 Directors Stock Option Plan of Comshare, Incorporated - incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1994.

10.14 First Amendment to Directors Stock Option Plan - incorporated by reference to Exhibit 10.05 to Registrant's Form 10-Q for the quarter ended September 30, 1999.

10.15 Second Amendment to Directors Stock Option Plan - incorporated by reference to Exhibit 10.07 to the Registrant's Form 10-Q for the quarter ended March 31, 2001.

10.16 Comshare, Incorporated Change in Control Severance Agreement dated as of June 1, 1998, between Comshare, Incorporated and Dennis G. Ganster - incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1998.

10.17 First Amendment to Comshare, Incorporated Change in Control Severance Agreement dated as of November 30, 1999, between Comshare, Incorporated and Dennis G. Ganster - incorporated by reference to Exhibit 10.03 to the Registrant's Form 10-Q Report for the quarter ended December 31, 1999.

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

10.22 Comshare, Incorporated Change in Control Severance Agreement dated as of February 9, 2001, between Comshare, Incorporated and Brian Hartlen - incorporated by reference to Exhibit 10.01 to the Registrant's Form 10-Q Report for the quarter ended March 31, 2001.

10.23 Comshare, Incorporated Change in Control Severance Agreement dated as of February 16, 2001, between Comshare, Incorporated and Brian Jarzynski - incorporated by reference to Exhibit 10.02 to the Registrant's Form 10-Q Report for the quarter ended March 31, 2001.

10.24 Comshare, Incorporated 1998 Global Employee Stock Option Plan - incorporated by reference to Exhibit 10.25 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1998.

10.25 First Amendment to 1998 Global Employee Stock Option Plan - incorporated by reference to Exhibit 10.04 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1999.

10.26 Second Amendment to 1998 Global Employee Stock Option Plan - incorporated by reference to Exhibit 10.08 to the Registrant's Form 10-Q Report for the quarter ended March 31, 2001.

10.27 Letter of Understanding, dated February 8, 2001, between Comshare, Incorporated and Norman Neuman, Jr., and Norman Neuman, Jr. Notices of Grant of Stock Options and Option Agreements - incorporated by reference to Exhibit 10.03 to the Registrant's Form 10-Q Report for the quarter ended March 31, 2001.

10.28 Kathryn A. Jehle Notices of Grant of Stock Options and Option Agreements - incorporated by reference to Exhibit 10.04 to the Registrant's Form 10-Q Report for the quarter ended March 31, 2001.

10.29 Summary of 1999 Senior Executive Incentive Plan - incorporated by reference to Exhibit 10.27 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1998.

10.30 Summary of 2000 Senior Executive Incentive Plan - incorporated by reference to Exhibit 10.32 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 2000.

10.31 Summary of 2001 Senior Executive Incentive Plan - incorporated by reference to Exhibit 10.33 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 2000.

10.32 Lease dated September, 1994, between Comshare, Incorporated, Tenant and MGI Holding, Inc., Landlord for office space located at 555 Briarwood Circle, Ann Arbor, Michigan 48108 - incorporated by reference to
         Exhibit 10.18 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1994

10.33 Agreement between Taurusbuild Limited, Comshare and Svenska Handelsbanken related to the lease of office space for the Company's London office facility - incorporated by reference to Exhibit 10.17 of the Registrant's Form 10-K Report for the fiscal year ended June 30, 1994.

10.34 Software License Agreement by and between Arbor Software Corporation and Comshare, Incorporated dated December 23, 1993 - incorporated by reference to Exhibit 10.20 to Amendment Number 3 to the Registrant's Form 10-K Report, filed November 8, 1995, for the fiscal year ended June 30, 1995. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2.)

10.35 First Amendment to License Agreement by and between Arbor Software Corporation and Comshare, Incorporated dated March 1, 1994 - incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1995. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2.)

10.36 Second Amendment to License Agreement by and between Arbor Software Corporation and Comshare, Incorporated - incorporated by reference to
         Exhibit 10 of the Registrant's Form 8-K Report filed on December 24, 1997. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-02.)

10.37 Third Amendment to License Agreement by and between Hyperion and Comshare, Incorporated- incorporated by reference to Exhibit 10.33 to the Registrants Form 10-K Report for the fiscal year ended June 30, 1998. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-02.)

21.01    Subsidiaries of the Registrant.

23.01    Consent of Independent Public Accountants.

99.00 Amended and Restated Profit Sharing Plan of Comshare, Incorporated, Form 11-K Annual Report - filed pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended, for the fiscal year ended June 30, 2001.