Form 10-Q
period 2001-09-30
COMSHARE INC
filed 2001-11-14
CIK 201513

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                ----------------

            X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           ---
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           ---
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from     to    .
                                               ---    ---

                          COMMISSION FILE NUMBER 0-4096

                                ----------------

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

Yes  X    No
    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of SEPTEMBER 30, 2001.


                                         OUTSTANDING AT
         CLASS OF COMMON STOCK          OCTOBER 31, 2001
         ---------------------          ----------------
            $1.00 PAR VALUE             10,116,716 SHARES

================================================================================

                             COMSHARE, INCORPORATED

                                      INDEX

                                                                       Page No.
                                                                       --------
PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

    Condensed Consolidated Statements of Operations
     for the Three Months Ended September 30, 2001 and 2000               3

    Consolidated Statements of Comprehensive Loss
     For the Three Months Ended September 30, 2001 and 2000               4

    Condensed Consolidated Balance Sheets as of
     September 30, 2001 and June 30, 2001                                 5

    Condensed Consolidated Statements of Cash Flows for the
     Three Months Ended September 30, 2001 and 2000                       7

    Notes to Condensed Consolidated Financial Statements                  8


  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                            11


  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     17


PART II - OTHER INFORMATION

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                               17

  SIGNATURE                                                              18

  INDEX TO EXHIBITS                                                      19

PART I. - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS


                             COMSHARE, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited; in thousands, except per share data)


                                                 THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                 ------------------
                                                   2001       2000
                                                 -------    -------
REVENUE
  Software licenses                              $ 4,093    $ 4,703
  Software maintenance                             5,750      5,841
  Implementation, consulting
   and other services                              5,173      4,899
                                                 -------    -------
      TOTAL REVENUE                               15,016     15,443

COSTS AND EXPENSES
  Selling and marketing                            5,475      5,461
  Cost of revenue and support                      6,464      6,781
  Internal research and product development        2,295      2,056
  General and administrative                       1,489      1,432
                                                 -------    -------
      TOTAL COSTS AND EXPENSES                    15,723     15,730
                                                 -------    -------

LOSS FROM OPERATIONS                                (707)      (287)

OTHER INCOME (EXPENSE)
  Interest income                                    192        427
  Interest expense                                    (1)        (2)
  Exchange loss                                      (14)       (15)
                                                 -------    -------
      TOTAL OTHER INCOME                             177        410

INCOME (LOSS) BEFORE TAXES                          (530)       123
Provision for income taxes                         8,196         45
                                                 -------    -------
NET INCOME (LOSS)                                $(8,726)   $    78
                                                 =======    =======

SHARES USED IN BASIC EPS COMPUTATION              10,111      9,780
                                                 =======    =======

SHARES USED IN DILUTED EPS COMPUTATION            10,111     10,007
                                                 =======    =======

NET INCOME (LOSS) PER COMMON SHARE -
 BASIC AND DILUTED EPS                           $ (0.86)   $  0.01
                                                 =======    =======

     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                            (unaudited, in thousands)

                                      THREE MONTHS ENDED
                                         SEPTEMBER 30,
                                      ------------------
                                        2001        2000
                                      -------      -----
Net income (loss)                     $(8,726)     $  78

Other comprehensive loss:
  Currency translation adjustment         (66)      (430)
                                      -------      -----
COMPREHENSIVE LOSS                    $(8,792)     $(352)
                                      =======      =====

     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                             SEPTEMBER 30,    JUNE 30,
                                                  2001          2001
                                             -------------    ---------
                                              (UNAUDITED)     (AUDITED)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                     $20,658        $24,106
  Accounts receivable, net                       19,236         19,541
  Deferred income taxes                              --            767
  Prepaid expenses and other current assets       1,231          1,411
                                                -------        -------
      TOTAL CURRENT ASSETS                       41,125         45,825

Property and equipment, at cost
  Computers & other equipment                     6,809          6,716
  Leasehold improvements                          2,753          2,649
                                                -------        -------
                                                  9,562          9,365

  Less - Accumulated depreciation                 8,221          7,955
                                                -------        -------
  Property and equipment, net                     1,341          1,410


Goodwill, net                                       960            977

Deferred income taxes                                --          7,355

Other assets                                      3,577          3,710
                                                -------        -------
      TOTAL ASSETS                              $47,003        $59,277
                                                =======        =======

     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                   SEPTEMBER 30,    JUNE 30,
                                                       2001          2001
                                                   -------------   ---------
                                                    (UNAUDITED)    (AUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                    $ 2,503       $ 3,047
  Accrued liabilities:
    Payroll                                             1,360         2,379
    Taxes                                                 912         1,370
    Other                                               3,080         3,537
                                                      -------       -------
      Total accrued liabilities                         5,352         7,286

  Deferred revenue                                     10,299        11,166
                                                      -------       -------
      TOTAL CURRENT LIABILITIES                        18,154        21,499

Long-term debt                                             70           164
Other liabilities                                       5,866         5,950

SHAREHOLDERS' EQUITY
  Capital stock:
    Preferred stock, no par value;
    authorized 5,000,000 shares; none issued               --            --
    Common stock, $1.00 par value;
    authorized 20,000,000 shares; outstanding
    10,116,716 shares as of September 30, 2001
    and 10,104,626 shares as of June 30, 2001          10,117        10,105
  Capital contributed in excess of par value           39,273        39,244
  Retained deficit                                    (16,450)       (7,724)
  Accumulated other comprehensive income:
    Pension liability, net of tax                      (4,282)       (4,282)
    Cumulative translation adjustment                  (5,745)       (5,679)
                                                      -------       -------
      TOTAL SHAREHOLDERS' EQUITY                       22,913        31,664
                                                      -------       -------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $47,003       $59,277
                                                      =======       =======

     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited; in thousands)

                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                      ------------------
                                                        2001       2000
                                                      -------    -------
OPERATING ACTIVITIES
  Net income (loss)                                   $(8,726)   $    78
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
    Depreciation and amortization                         188        251
    Changes in operating assets and liabilities:
      Accounts receivable                                 433       (242)
      Prepaid expenses and other assets                   319       (321)
      Accounts payable                                   (531)       790
      Accrued liabilities                              (1,878)    (2,011)
      Deferred revenue                                   (774)    (1,924)
      Deferred income taxes                             8,122       (398)
      Other liabilities                                   (84)       (24)
                                                      -------    -------
        NET CASH USED IN OPERATING ACTIVITIES          (2,931)    (3,801)

INVESTING ACTIVITIES
  Payments for property and equipment                     (29)        (9)
  Other                                                   (38)       (83)
                                                      -------    -------
        NET CASH USED IN INVESTING ACTIVITIES             (67)       (92)

FINANCING ACTIVITIES
  Net repayments under debt agreements,
   capital lease agreements and notes payable             (94)      (254)
  Other                                                    41         82
                                                      -------    -------
        NET CASH USED IN FINANCING ACTIVITIES             (53)      (172)

Effect of exchange rate changes                          (397)      (427)
                                                      -------    -------
NET DECREASE IN CASH                                   (3,448)    (4,492)

CASH AT BEGINNING OF PERIOD                            24,106     29,506
                                                      -------    -------
CASH AT END OF PERIOD                                 $20,658    $25,014
                                                      =======    =======

SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                              $     1    $     2
                                                      =======    =======
  Cash paid for income taxes                          $   215    $   443
                                                      =======    =======

     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - GENERAL INFORMATION

     The condensed consolidated financial statements included herein have been prepared by Comshare, Incorporated (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K. Certain amounts in the fiscal 2001 financial statements have been reclassified to conform to fiscal 2002 presentations.

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, required to present fairly its consolidated statements of operations and the consolidated statements of comprehensive loss for the three months ended September 30, 2001 and 2000, the consolidated balance sheets as of September 30, 2001 and the consolidated statements of cash flows for the three months ended September 30, 2001 and 2000.

     The results of operations for the three months ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected in future quarters or the full fiscal year. The software industry is generally characterized by seasonal trends.


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


NOTE C - BORROWINGS

     The Company has a $10 million credit agreement which expires on September 30, 2003. Borrowings are secured by accounts receivable and the credit agreement contains covenants regarding, among other things, earnings leverage, net worth and payment of dividends. Under the terms of the credit agreement, the Company is not permitted to pay cash dividends on its common stock. Borrowings under this credit agreement were approximately $0.1 million and total available borrowings were $10 million at September 30, 2001. Borrowings available at any time are based on the lower of $10 million or a percentage of worldwide eligible accounts receivable and cash. At September 30, 2001, the interest rate on borrowings denominated in Japanese yen, which was used to hedge receivables, was 1.81%.

                             COMSHARE, INCORPORATED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE D - FINANCIAL INSTRUMENTS

     The Company, at various times, enters into forward exchange contracts to hedge certain exposures related to identifiable foreign currency transactions that are relatively certain as to both timing and amount. On July 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, as amended by SFAS No. 137 and SFAS No. 138 and has quantified the impact, determining that there was no material effect on the financial statements. The Company uses derivative financial instruments to manage its exposures to fluctuations in foreign exchange rates. The use of these financial instruments mitigates the Company's exposure to these risks with the intent of reducing the risks and variability of the Company's operating results. Initially, upon adoption of SFAS No. 133, and prospectively, on the date a derivative contract is entered into, the Company designates the derivative as a hedge. The ineffective portion of the hedge is recorded in earnings and reflected in the consolidated statement of operations as exchange gain or loss within other income (expense). The Company formally documents its hedge relationships, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. At September 30, 2001 and June 30, 2001, the Company had forward foreign currency exchange contracts outstanding of approximately $1.3 million and $1.7 million (notional amounts), respectively, denominated in foreign currencies. The contracts outstanding at September 30, 2001 mature at various dates through December 14, 2001 and are intended to hedge various foreign currency commitments due from the Company's distributors. Due to the short-term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amounts at September 30, 2001 and June 30, 2001.

NOTE E - PROVISION FOR INCOME TAXES

     The Company recognized no tax benefit associated with the losses incurred in the three month period ended September 30, 2001. The Company fully reserved its deferred tax asset during the quarter September 30, 2001, resulting in a provision for income taxes of $8.2 million. Realization of deferred tax assets associated with the Company's future deductible temporary differences, net of operating loss carryforwards and tax credit carryforwards, is dependent upon generating sufficient taxable income prior to their expiration. Management now believes it is not likely that the deferred tax assets previously recognized will be realized through future taxable income generated by using a tax strategy available to the Company. This belief is based on a determination that the tax strategy is no longer consistent with the Company's business strategy. The Company's deferred tax assets were previously supported through the valuation of non-core and legacy product lines. Management believed that the sale of those product lines would have resulted in sufficient taxable income to realize the deferred tax assets. The Company's current business strategy, however, is not consistent with the sale of such product lines and, as a result, such tax strategies are no longer available. This change in the Company's business strategy was due to the impact of the continued decline in revenues from legacy product lines experienced in the first quarter of fiscal year 2002, the current economic downturn and reduced market valuations in the technology sector.


NOTE F - SEGMENT REPORTING

     The Company has only one reportable segment - the development, marketing and support of financial analytic applications software for management planning and control. Revenue is derived from the licensing of software and the provision of related services that include product implementation, consulting, training and support.

     No single customer accounted for more than 10% of the Company's total revenue in the three months ended September 30, 2001 and 2000. In addition, the Company is not dependent on any single customer or group of customers. Geographic segment information is as follows:

                             COMSHARE, INCORPORATED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                            THREE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                         ------------------------
                                                                          2001             2000
                                                                         -------          -------
                                                                              (IN THOUSANDS)
REVENUE FROM EXTERNAL CUSTOMERS:
  United States                                                          $ 9,101          $ 8,861
  United Kingdom                                                           2,571            2,919
  Other countries                                                          3,344            3,663
                                                                         -------          -------
      TOTAL REVENUE                                                      $15,016          $15,443
                                                                         =======          =======

OPERATING INCOME (LOSS):
  United States                                                          $(1,339)         $   248
  United Kingdom                                                           1,169             (153)
  Other countries                                                          2,195            2,261
                                                                         -------          -------
      TOTAL OPERATING INCOME                                               2,025            2,356

Unallocated expenses                                                      (2,555)          (2,233)
                                                                         -------          -------
INCOME (LOSS) BEFORE TAXES                                               $  (530)         $   123
                                                                         =======          =======

IDENTIFIABLE ASSETS:

  United States                                                          $38,669          $46,471
  United Kingdom and other countries                                       8,334            9,753
                                                                         -------          -------
      TOTAL IDENTIFIABLE ASSETS                                          $47,003          $56,224
                                                                         =======          =======

     Unallocated expenses consist of general corporate expenses, internal research and product development expenses, interest expense and interest income.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis sets forth information for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.


RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain financial data as a percentage of total revenue.

                                                                          THREE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                        -----------------------
                                                                        2001              2000
                                                                        -----             -----
REVENUE
  Software licenses                                                      27.3%             30.5%
  Software maintenance                                                   38.3              37.8
  Implementation, consulting and other services                          34.4              31.7
                                                                        -----             -----
      TOTAL REVENUE                                                     100.0             100.0

COSTS AND EXPENSES
  Selling and marketing                                                  36.5              35.4
  Cost of revenue and support                                            43.0              43.9
  Internal research and product development                              15.3              13.3
  General and administrative                                              9.9               9.3
                                                                        -----             -----
      TOTAL COSTS AND EXPENSES                                          104.7             101.9

LOSS FROM OPERATIONS                                                     (4.7)             (1.9)

OTHER INCOME (EXPENSE)
  Interest income                                                         1.3               2.8
  Interest expense                                                         --                --
  Exchange loss                                                          (0.1)             (0.1)
                                                                        -----             -----
      TOTAL OTHER INCOME                                                  1.2               2.7

INCOME (LOSS) BEFORE TAXES                                               (3.5)              0.8

Provision for income taxes                                               54.6               0.3
                                                                        -----             -----
NET INCOME (LOSS)                                                       (58.1)%             0.5%
                                                                        =====             =====

REVENUE

     The following table shows revenue for the Company during the quarters ended September 30, 2001 and 2000:


                                             THREE MONTHS ENDED
                                                SEPTEMBER 30,
                                            --------------------      PERCENT
                                              2001         2000       CHANGE
                                            -------      -------      -------
                                               (IN THOUSANDS)
MPC REVENUE
  Software licenses                         $ 3,548      $ 3,222       10.1
  Software maintenance                        3,317        2,688       23.4
  Implementation, consulting and
   other services                             4,906        4,379       12.0
                                            -------      -------
      TOTAL MPC REVENUE                     $11,771      $10,289       14.4%
                                            =======      =======

LEGACY REVENUE
  Software licenses                         $   545      $ 1,481      (63.2)
  Software maintenance                        2,433        3,153      (22.8)
  Implementation, consulting and
   other services                               267          520      (48.7)
                                            -------      -------
      TOTAL LEGACY REVENUE                  $ 3,245      $ 5,154      (37.0)%
                                            =======      =======

TOTAL REVENUE
  Software licenses                         $ 4,093      $ 4,703      (13.0)
  Software maintenance                        5,750        5,841       (1.6)
  Implementation, consulting and
   other services                             5,173        4,899        5.6
                                            -------      -------
      TOTAL REVENUE                         $15,016      $15,443       (2.8)%
                                            =======      =======

     The decline in total revenue in the quarter ended September 30, 2001 of 3% from the quarter ended September 30, 2000 was primarily due to a 37% decline in revenue from the Company's older desktop ("legacy") products, offset by a 14% growth in revenue from the Company's management planning and control software applications ("MPC"). Revenue growth in the three months ended September 30, 2001 was also impaired by the general economic slowdown during the quarter. The Company's MPC suite of software applications is comprised of Comshare MPC (formerly BudgetPLUS), Comshare FDC and Comshare Decision. MPC revenue was $11.8 million for the quarter ended September 30, 2001, representing 78% of total revenue.

     The 13% decline in the Company's license fees for the first quarter of fiscal year 2002 was primarily due to a decrease in legacy license fees of 63% from the three months ended September 30, 2000. This decrease was partially offset by an increase of 10% in the Company's MPC license fees. MPC license fees represented 87% of total license fees for the quarter ended September 30, 2001. License fees of legacy products declined 63%, from $1.5 million to $0.5 million, for the quarter ended September 30, 2001 versus the quarter ended September 30, 2000. MPC license fees showed slower growth in the quarter, primarily due to the slowdown in the economy. License fees in the Company's direct operations, which include North America and the United Kingdom, grew 2% to $2.7 million for the quarter ended September 30, 2001. Direct license fee growth was offset by the decline in distributor license fees of 31% to $1.4 million for the same time period, primarily reflecting a decline in sales of the Company's legacy products by distributors, limited sales by distributors of MPC products, and global economic uncertainty. The first quarter of the Company's fiscal year is historically the slowest from a license fee perspective due to the reduced demand for our financial budgeting and analytic applications in the third quarter of the calendar year.

     Software maintenance revenues decreased 2% for the quarter ended September 30, 2001 primarily due to a 23% decrease in legacy product maintenance due to mainframe and desktop maintenance cancellations and continued customer migration to other platforms. During the quarter ended September 30, 2001, the Company experienced 23% growth in maintenance revenues of the Company's MPC products to $3.3 million due to MPC license fee growth in fiscal 2001. MPC product maintenance accounted for 58% of total maintenance revenue for the three months ended September 30, 2001. Legacy software maintenance represented 42% of total software maintenance revenue for the quarter ended September 30, 2001 as compared to 54% for the quarter ended September 30, 2000.

     Implementation, consulting and other services revenues grew 6% primarily due to the growth in license fees in the Company's direct operations in the previous two quarters. During the quarter ended September 30, 2001, 95% of total implementation services revenue was related to MPC products, which grew 12%. Implementation, consulting and other services revenues for MPC products were $4.9 million and $4.4 million for the quarters ended September 30, 2001 and 2000, respectively.


COSTS AND EXPENSES


                                           THREE MONTHS ENDED
                                              SEPTEMBER 30,
                                         -----------------------       PERCENT
                                          2001             2000        CHANGE
                                         -------         -------      --------
                                                   (IN THOUSANDS)

COST AND EXPENSES
  Selling and marketing                  $ 5,475         $ 5,461        (0.3)%
  Cost of revenue and support              6,464           6,781        (4.7)
  Internal research and product
     development                           2,295           2,056        11.6
  General and administrative               1,489           1,432         4.0
                                         -------         -------
      TOTAL COSTS AND EXPENSES           $15,723         $15,730          --%
                                         =======         =======

     Total costs and expenses remained relatively flat from the first quarter of the prior year.

     Selling and marketing expenses remained relatively flat for the quarters ended September 30, 2001 and 2000.

     Cost of revenue and support expenses decreased 5% from the first quarter of the prior year. The decrease was primarily due to a decrease in royalty expenses resulting from lower sales of Hyperion Solutions Corporation's Essbase database and to a lesser extent, a reduction in cost of goods sold due to the lower license fees for the quarter. The Company licenses the Essbase database from Hyperion under an agreement that expires in December 2002, and resells it in connection with many of its Comshare MPC products.

     Internal research and product development costs increased 12% to $2.3 million from $2.1 million for the quarters ended September 30, 2001 and 2000, respectively. The increase was primarily due increased employee costs attributable to additional staffing.

     General and administrative expenses increased 4% from the first quarter of fiscal year 2001 to $1.5 million for the quarter ended September 30, 2001. The increase is primarily attributable to an increase in general facilities costs and increased employee costs from the first quarter of the prior year. During the first quarter of fiscal year 2001, the Company benefited from a nonrecurring credit resulting from negotiation with a third party vendor.

     The Company anticipates that it will take an estimated $0.6 to $0.8 million restructuring charge in the second quarter ending December 31, 2001 designed to bring costs in line with revenues. The restructuring charge is expected to consist primarily of employee termination payments to be paid during the second and third quarters of the 2002 fiscal year. These payments will be funded from the Company's available cash. The restructuring charge is part of cost reduction actions aimed at reducing annual operating costs by $2.5 million, primarily through personnel reductions, attrition and selected third party cost cuts. Planned personnel reductions include approximately 28 employees Company-wide, principally in the United States. The Company does not expect to realize the full benefit of these actions until the third quarter of the 2002 fiscal year. The decision was made in response to the decline in revenue experienced in the first quarter of fiscal 2002. The charge was not recorded in the first quarter as the criteria of EITF 94-3 had not been met. The Company does not expect the personnel reductions to have a material negative effect on its operations because they were made in areas where the Company believes fewer employees are required to support the Company's current level of revenues. The Company's expectation as to the impact of its cost reduction actions and the impact of those actions on its operations are "forward looking statements" within the meaning of the Securities and Exchange Act of 1934, as amended. Such expectations are subject to a number of uncertainties described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement."

OTHER INCOME AND EXPENSE


                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                           --------------------
                                                           2001            2000
                                                           ----            ----
                                                               (IN THOUSANDS)
OTHER INCOME (EXPENSE)
  Interest income                                          $192            $427
  Interest expense                                           (1)             (2)
  Exchange loss                                             (14)            (15)
                                                           ----            ----
      TOTAL OTHER INCOME                                   $177            $410
                                                           ====            ====

     Lower interest rates on short-term investments and lower average cash balances during the three months ended September 30, 2001 resulted in decreased interest income for the quarter ended September 30, 2001, compared to the three months ended September 30, 2000.


FOREIGN CURRENCY

     For the three months ended September 30, 2001, 39% of the Company's total revenue was from outside North America compared with 43% for the three months ended September 30, 2000. Most of the Company's international revenue is denominated in foreign currencies. The Company recognizes currency transaction gains and losses in the period of occurrence. As currency rates are constantly changing, these gains and losses can, at times, fluctuate greatly. The Company's future operating results may be adversely impacted by the overall strengthening of the U.S. dollar against foreign currencies of countries where the Company conducts business; conversely, future operating results may be favorably impacted by an overall weakening of the U.S. dollar against foreign currencies. For the three months ended September 30, 2001, foreign currency fluctuations did not have a material impact on the Company's revenues, operating expenses or net loss.

     The Company had several forward exchange contracts totaling a notional amount of $1.3 million, outstanding at September 30, 2001. See Note D of Notes to Condensed Consolidated Financial Statements.


PROVISION FOR INCOME TAXES

     The Company recognized no tax benefit associated with the losses incurred in the three month period ended September 30, 2001. The Company fully reserved its deferred tax asset during the quarter ended September 30, 2001, resulting in a provision for income taxes of $8.2 million. Realization of deferred tax assets associated with the Company's future deductible temporary differences, net of operating loss carryforwards and tax credit carryforwards, is dependent upon generating sufficient taxable income prior to their expiration. Management now believes it is not likely that the deferred tax assets previously recognized will be realized through future taxable income generated by using a tax strategy available to the Company. This belief is based on a determination that the tax strategy is no longer consistent with the Company's business strategy. The Company's deferred tax assets were previously supported through the valuation of non-core and legacy product liens. Management believed that the sale of those product lines would have resulted in sufficient taxable income to realize the deferred tax assets. The Company's current business strategy, however, is not consistent with the sale of such product lines and, as a result, such tax strategies are no longer available. This change in the Company's business strategy was due to the impact of the continued decline in revenues from legacy product lines experienced in the first quarter of fiscal year 2002, the current economic downturn and reduced market valuations in the technology sector.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2001, cash and cash equivalents were $20.7 million, compared with cash and cash equivalents of $24.1 million at June 30, 2001. The $3.4 million decrease resulted primarily from $2.9 million used in operating activities.

     Net cash of $2.9 million was used in operating activities in the three months ended September 30, 2001. The cash used in operating activities consisted primarily of a net loss of $8.7 million adjusted for non-cash items of $8.3 million, including the write-down of the Company's deferred tax asset, and $2.5 million used in working capital and other activities. Net cash used in working capital and other activities resulted primarily from a decrease in accrued payroll and deferred revenue, partially offset by a decrease in accounts receivable. The decrease in accrued payroll is primarily due to payment of incentive accruals related to sales in the fourth quarter of fiscal 2001. Deferred revenue and accounts receivable decreased primarily as a result of the decline in license fee and maintenance revenue for the quarter.

     Net cash of $0.1 million was used in investing activities for the three months ended September 30, 2001. The Company purchases most of its computer equipment under operating leases. At September 30, 2001, the Company did not have any material capital expenditure commitments.

     Net cash of $0.1 million was used in financing activities in the three months ended September 30, 2001 and consisted primarily of repayments of bank borrowings.

     Total assets were $47 million at September 30, 2001, compared with total assets of $59.3 million at June 30, 2001. Working capital as of September 30, 2001 was $23.0 million, compared with $24.3 million as of June 30, 2001. The decrease in total assets from June 30, 2001 to September 30, 2001 was primarily due to the write-down of the deferred tax asset by $8.2 million and the decline in cash and cash equivalents during the three months ended September 30, 2001. The decline in working capital from June 30, 2001 to September 30, 2001 was primarily due to the decline in cash and cash equivalents during that period.

     The Company has a $10 million credit agreement which expires on September 30, 2003. Borrowings under the agreement are secured by accounts receivable and the credit agreement contains covenants regarding, among other things, earnings leverage, net worth and payment of dividends. Under the terms of the credit agreement, the Company is not permitted to pay cash dividends on its common stock. Borrowings under the credit agreement were approximately $0.1 million and total available borrowings were $10 million at September 30, 2001. Borrowings available at any time are based on the lower of $10 million or a percentage of worldwide eligible accounts receivable and cash. At September 30, 2001, the interest rate on borrowings denominated in Japanese yen, which were used to hedge receivables in those currencies, was 1.81%.

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

     The Company, at various times, denominates borrowings in foreign currencies and enters into forward exchange contracts to hedge exposures related to foreign currency transactions. The Company does not use any other types of derivatives to hedge such exposures nor does it speculate in foreign currency. In general, the Company uses forward exchange contracts to hedge against large selective transactions that present the most exposure to exchange rate fluctuations. At September 30, 2001 and June 30, 2001, the Company had forward contracts of approximately $1.3 million and $1.7 million (notional amounts), respectively, denominated in foreign currencies. The contracts outstanding at September 30, 2001 mature through December 14, 2001 and are intended to hedge various foreign currency commitments due from the Company's distributors. Due to the short-term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amounts at September 30, 2001 and June 30, 2001.

     Gains and losses on the forward contracts are largely offset by gains and losses on the underlying exposure. The Company conducts business in approximately 7 foreign currencies, predominately British pounds, the Euro, Australian dollars and Japanese yen. A hypothetical 10 percent appreciation of the U.S. dollar from September 30, 2001 market rates would increase the unrealized value of the Company's forward contracts by an immaterial amount and a hypothetical 10 percent depreciation of the U.S. dollar from September 30, 2001 market rates would decrease the unrealized value of the Company's forward contracts by an immaterial amount. In either scenario, the gains or losses on the forward contracts would be largely offset by the gains or losses on the underlying transactions.

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


SAFE HARBOR STATEMENT

     Certain information in this Form 10-Q Report contains "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, including those concerning the Company's future results, the impact of cost reduction actions, the ability to use net operating losses and other tax benefits and product releases. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to, the demand for the Company's products and services; the size, timing and recognition of revenue from significant orders; the impact that cost reductions may have on the Company's revenues and operating results; increased competition and pricing pressures from competitors; the Company's success in and expense associated with developing, introducing and shipping new products; new product introductions and announcements by the Company's competitors; the level of interest and success of the Company's distributors in marketing and selling the Company's products; changes in Company strategy; product life cycles; the cost and continued availability of third party software and technology incorporated into the Company's products, including the impact of the expiration of the license for Essbase in December 2002; the impact of rapid technological advances, evolving industry standards and changes in customer requirements, including the impact on the Company's revenues of Microsoft's OLAP database; the overall competition for key employees; cancellations of maintenance and support agreements; software defects; changes in operating expenses; fluctuations in foreign exchange rates; and the high degree of economic uncertainty at this time and economic conditions generally or in specific industry segments. The level of annual expense reductions resulting from cost reduction actions may vary due to a number of factors, including unanticipated increases in costs resulting from such actions, or otherwise. In addition, a significant portion of the Company's revenue in any quarter is typically derived from non-recurring license fees, a substantial portion of which is booked in the last month of a quarter. Since the purchase of the Company's products is relatively discretionary and generally involves a significant commitment of capital, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or cancelled. Further, the Company's expense levels are based, in part, on its expectations as to future revenue and a significant portion of the Company's expenses do not vary with revenue. As a result, if revenue is below expectations, results of operations are likely to be materially, adversely affected.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."


PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a) The exhibits included with this Form 10-Q are set forth on the Index to Exhibits.

(b)  Reports on Form 8-K.

     There were no reports on Form 8-K filed during the quarter ended September 30, 2001.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 14, 2001                      Comshare, Incorporated
                                                  (Registrant)




                                            /s/ Brian Jarzynski
                                            -------------------
                                            Brian Jarzynski
                                            Vice President,
                                            Chief Financial Officer and
                                            Treasurer

                                INDEX TO EXHIBITS


EXHIBIT NO.     DESCRIPTION
-----------     -----------

4.01 Seventh Amendment to Credit Agreement, dated September 28, 2001, between the Registrant, Comshare Limited and Harris Trust and
                Savings Bank.

10.01           Summary of 2002 Senior Executive Incentive Plan.
