Form 10-K/A
period 2001-06-30
COMSHARE INC
filed 2001-12-28
CIK 201513

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-1

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---                               ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        ---    SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

              For the transition period from          to
                                             --------    --------

                          Commission File Number 0-4096
                             COMSHARE, INCORPORATED
             (Exact name of registrant as specified in its charter)

           MICHIGAN                                              38-1804887
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

As of August 31, 2001 the Registrant had 10,116,716 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Document                                   Part of Form 10-K Report
         --------                                into which it is incorporated
Portions of Proxy Statement for the              -----------------------------
2001 Annual Meeting of Shareholders                           III
(The "2001 Proxy Statement")

         This Form 10-K/A-1 is being filed to amend Part II, Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition" (specifically, "Results of Operations - Expenses/Interest Income" for each of the comparisons of fiscal years ended June 30, 2001 to June 30, 2000 and June 30, 2000 to June 30, 1999 and "Liquidity and Capital Resources") and
Part IV, Item 14. "Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K" (specifically Notes 1 and 2 of the Company's Notes to Consolidated Financial Statements) of the Company's Annual Reports on Form 10-K for the fiscal year ended June 30, 2001.


                                     PART II


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain financial data as a percentage of total revenue:

                                                                              FISCAL YEARS ENDED JUNE 30,
                                                                         2001             2000           1999
                                                                     -------------      ---------      ---------
REVENUE
   Software licenses                                                         35.3%          38.2%          36.4%
   Software maintenance                                                      37.5           38.0           41.0
   Implementation, consulting and other services                             27.2           23.8           22.6
                                                                     ------------       --------       --------
TOTAL REVENUE                                                               100.0          100.0          100.0

COSTS AND EXPENSES
   Selling and marketing                                                     37.9           39.4           40.2
   Cost of revenue and support                                               38.9           35.7           37.9
   Internal research and product development                                 14.1           14.8           14.2
   General and administrative                                                 9.5           10.7           12.4
   Restructuring and unusual charges                                          1.4              -            1.5
                                                                     ------------       --------       --------
TOTAL COSTS AND EXPENSES                                                    101.8          100.6          106.2
                                                                     ------------       --------       --------

LOSS FROM OPERATIONS                                                         (1.8)          (0.6)          (6.2)

OTHER INCOME (EXPENSE)

   Interest income                                                            2.2            2.5            3.0
   Interest expense                                                             -           (0.1)          (0.1)
   Exchange loss                                                             (0.2)          (0.1)          (0.1)
                                                                     ------------       --------       --------
TOTAL OTHER INCOME                                                            2.0            2.3            2.8

INCOME (LOSS) BEFORE TAXES                                                    0.2            1.7           (3.4)
                                                                     ------------       --------       --------
Provision (benefit) for income taxes                                          0.1            0.6           (1.6)
                                                                     ------------       --------       --------
NET INCOME (LOSS)                                                             0.1%           1.1%          (1.8)%
                                                                     ============       ========       ========

COMPARISON OF FISCAL YEAR ENDED JUNE 30, 2001 TO FISCAL YEAR ENDED JUNE 30, 2000

Revenues


                                             TWELVE MONTHS ENDED       PERCENT
                                                   JUNE 30,            CHANGE
                                            -----------------------    -------
                                               2001         2000
                                               ----         ----
                                                 (in thousands)
MPC REVENUE
     Software licenses                       $ 17,714     $ 14,430      22.8 %
     Software maintenance                      13,967        7,740      80.5
     Implementation, consulting and
        other services                         15,871       12,977      22.3
                                             --------     --------

            TOTAL MPC REVENUE                $ 47,552     $ 35,147      35.3 %
                                             ========     ========

LEGACY REVENUE
     Software licenses                        $ 4,470      $ 9,016     (50.4)%
     Software maintenance                       9,607       15,521     (38.1)
     Implementation, consulting and
        other services                          1,212        1,639     (26.1)
                                             --------     --------

            TOTAL  LEGACY REVENUE            $ 15,289     $ 26,176     (41.6)%
                                             ========     ========

TOTAL REVENUE
     Software licenses                       $ 22,184     $ 23,446      (5.4)%
     Software maintenance                      23,574       23,261       1.3
     Implementation, consulting and
        other services                         17,083       14,616      16.9
                                             --------     --------

            TOTAL REVENUE                    $ 62,841     $ 61,323       2.5 %
                                             ========     ========


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

         In March 2001, the Company implemented a restructuring plan to reduce personnel costs, to bring costs more in line with revenues and improve the financial performance of the Company. The restructuring plan was undertaken in response to the slowdown in the economy, which has resulted in the acceleration of the decline in the Company's revenues from its legacy products which negatively affects the Company's ability to generate operating profits. Restructuring and related charges of $0.9 million were expensed in the quarter ended March 31, 2001. The restructuring charge consisted entirely of employee severance costs. The amounts reserved, amounts charged against the reserve as of June 30, 2001 and the balance of the reserve as of June 30, 2001 are as follows:

      --------------------------------- -------------------------- ---------------------- -------------------------
      RESTRUCTURING COMPONENTS              BEGINNING RESERVE       CHARGES TO RESERVES          BALANCE AT
                                             (IN THOUSANDS)           (IN THOUSANDS)           JUNE 30, 2001
                                                                                               (IN THOUSANDS)
      --------------------------------- -------------------------- ---------------------- -------------------------
      Employee severance                          $892                    $(248)                    $644
      --------------------------------- -------------------------- ---------------------- -------------------------

Employee groups impacted by the restructuring include marketing and field operations in the Company's North American and United Kingdom offices. A total of thirteen people or 4% of the worldwide headcount were affected by this restructuring plan. All separations were completed prior to June 30, 2001. Total cash expenditures relating to the restructuring charge are expected to be $0.9 million, funded from the Company's available cash. Cash expenditures are expected to be paid over a 24-month period, primarily during the first six months of that period. As of June 30, 2001, remaining cash expenditures are estimated to be approximately $0.6 million.

         The Company substantially completed the initiatives in its March 2001 restructuring plan during the third and fourth quarters of the fiscal year 2001 and began to realize the benefits of this plan in the third quarter, with the full benefit of the plan expected to be realized by the first quarter of fiscal 2002. Because of planned investments in MPC products, the Company does not expect the personnel cost reduction actions to reduce the Company's total expenses. The Company does not believe that the personnel reductions had or will have a material negative effect on its operations because they were made in areas where the Company believes fewer employees are required to support the Company's current level of revenues. The Company's expectations as to the impact of its cost reduction actions and the impact of those actions on its operations are "forward looking statements" within the meaning of the Securities and Exchange Act of 1934, as amended. Such expectations are subject to a number of uncertainties, including the risk that the personnel reductions may adversely affect the Company's ability to effectively market its products and other uncertainties described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement."

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

In thousands                                 2000                             1999
                                             ----                             ----
                                                       % OF                           % OF           INCREASE
                                     REVENUE      TOTAL REVENUE       REVENUE     TOTAL REVENUE     (DECREASE)
                                     -------      -------------       -------     -------------     ----------
License Fees                           $ 23.4           38.2%          $ 23.0           36.7%            1.7%
Maintenance                            $ 23.3           38.0%          $ 25.7           41.1%           (9.3%)
Implementation Services                $ 14.6           23.8%          $ 13.9           22.2%            5.0%
                                       ------           ----           ------           ----             ---

Total Revenue                          $ 61.3          100.0%          $ 62.6          100.0%           (2.1%)


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

         In the fourth quarter of fiscal 1999, the Company recorded a $1.0 million pre-tax charge for restructuring related to the consolidation of the Company's financial and marketing activities and the consolidation of certain facilities. The restructuring was undertaken to centralize the Company's financial and marketing activities and to reduce employee and facility costs in order to improve financial performance. Components of the restructuring charge reserve, amounts charged against the reserve as of June 30, 2001 and the balance of the reserve as of June 30, 2001 are as follows:

      ---------------------------- -------------------------- -------------------------- --------------------------
             RESTRUCTURING                 BEGINNING                 CHARGES TO                 BALANCE AT
              COMPONENTS                    RESERVE                    RESERVE                 JUNE 30, 2001
                                        (IN THOUSANDS)             (IN THOUSANDS)             (IN THOUSANDS)
      ---------------------------- -------------------------- -------------------------- --------------------------
      Employee severance                     $581                      $(581)                       $0
      ---------------------------- -------------------------- -------------------------- --------------------------
      Lease exit costs                       $349                      $(349)                       $0
      ---------------------------- -------------------------- -------------------------- --------------------------
      Other                                   $37                       $(37)                       $0
      ---------------------------- -------------------------- -------------------------- --------------------------
      Total                                  $967                      $(967)                       $0
                                              ===
      ---------------------------- -------------------------- -------------------------- --------------------------

Employee groups impacted by the Company's restructuring plan included: marketing, human resources, and finance and administration from the Company's Ann Arbor location and finance and administration personnel from the Company's United Kingdom location. A total of 14 people were affected by this restructuring plan. Total cash expenditures relating to the restructuring charge are expected to be $1.0 million, substantially all of which had been expended at June 30, 2001 from the Company's available cash.

         The Company completed the initiatives in its restructuring plan by the first quarter of fiscal 2000. The Company began to realize the benefits of these cost reductions in the first quarter of fiscal 2000, with the full benefit of the plan realized by the second quarter of fiscal 2000. The restructuring charge had the impact of reducing selling and marketing expenses and general and administrative expenses, which reductions were partially offset by increased costs incurred to support the growth of revenues from the Company's MPC products. The Company believes that the personnel reductions and consolidation of the Company's financial and marketing activities had a positive material effect on its operations by reducing overall operating costs and improving the efficiency and consistency of the Company's marketing efforts. The Company's expectation as to cost reduction and consolidation actions on its operations are "forward looking statements" within the meaning of the Securities and Exchange Act of 1934, as amended. Such expectations are subject to a number of uncertainties including the risk that the personnel reductions and consolidations may adversely affect the Company's ability to effectively market its products and other uncertainties in ""Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement."

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

     As of June 30, 2001, the Company had $1.4 million of accruals remaining for cash restructuring expenses payable over the next 24 months, primarily during the next three months.

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

                                     PART IV

ITEM 14.   EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
           AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Report:

       1.  Consolidated Financial Statements:

           The Financial Statements filed with this report are listed in the Index to Consolidated Financial Statements and Schedule, which appears on page 12.

       2.  Consolidated Financial Statement Schedule:

           The Financial Statement Schedule filed with this report is listed in the Index to Consolidated Financial Statements and Schedule, which appears on page 12.

       3. The exhibits filed with this report are listed in the Exhibits Index which appears on page 35. The following are the Company's management contracts and compensatory plans and arrangements, which are required to be filed as exhibits to this Form 10-K Report:

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

                             COMSHARE, INCORPORATED

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE



                                                                                              PAGE
                                                                                              ----
Report of Independent Public Accountants                                                        13

Consolidated Statements of Operations for
    the Fiscal Years Ended June 30, 2001, 2000 and 1999                                         14

Consolidated Statements of Comprehensive Loss for
    the Fiscal Years Ended June 30, 2001, 2000 and 1999                                         15

Consolidated Balance Sheets as of June 30, 2001 and 2000                                     16-17

Consolidated Statements of Cash Flows for the
    Fiscal Years Ended June 30, 2001, 2000 and 1999                                             18

Consolidated Statements of Shareholders' Equity
    for the Fiscal Years Ended June 30, 2001, 2000 and 1999                                     19

Notes to Consolidated Financial Statements                                                   20-32



                                    SCHEDULE

II.    Consolidated Schedule of Valuation & Qualifying Accounts                                 33

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



                                                ARTHUR ANDERSEN LLP

Detroit, Michigan,
July 27, 2001 (except with respect to the information contained in Note 1 and Note 2, as to which the date is December 27, 2001).

COMSHARE, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               FISCAL YEARS ENDED JUNE 30,
                                                                          2001              2000             1999
                                                                       ------------     -------------     ------------
REVENUE
   Software licenses                                                       $22,184          $ 23,446         $ 23,299
   Software maintenance                                                     23,574            23,261           26,228
   Implementation, consulting and other services                            17,083            14,616           14,445
                                                                       -----------      ------------      -----------
TOTAL REVENUE                                                               62,841            61,323           63,972

COSTS AND EXPENSES
   Selling and marketing                                                    23,750            24,169           25,724
   Cost of revenue and support                                              24,476            21,911           24,215
   Internal research and product development                                 8,838             9,070            9,059
   General and administrative                                                6,001             6,536            7,959
   Restructuring and unusual charges                                           892                 -              967
                                                                       -----------      ------------      -----------
TOTAL COSTS AND EXPENSES                                                    63,957            61,686           67,924

LOSS FROM OPERATIONS                                                        (1,116)             (363)          (3,952)

OTHER INCOME (EXPENSE)
   Interest income                                                           1,364             1,530            1,901
   Interest expense                                                             (6)              (68)             (63)
   Exchange loss                                                              (114)              (54)             (56)
                                                                       -----------      ------------      -----------
TOTAL OTHER INCOME                                                           1,244             1,408            1,782

INCOME (LOSS) BEFORE TAXES                                                     128             1,045           (2,170)
Provision (benefit) for income taxes                                            45               366           (1,034)
                                                                       -----------      ------------      -----------

NET INCOME (LOSS)                                                             $ 83             $ 679         $ (1,136)
                                                                       ===========      ============      ===========

SHARES USED IN BASIC EPS COMPUTATION                                         9,865             9,664            9,700
                                                                       ===========      ============      ===========

SHARES USED IN DILUTED EPS COMPUTATION                                       9,935             9,791            9,700
                                                                       ===========      ============      ===========

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED EPS                  $ 0.01            $ 0.07          $ (0.12)
                                                                       ===========      ============      ===========



  The accompanying notes are an integral part of these consolidated statements.

COMSHARE, INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)


                                                                                              FISCAL YEARS ENDED JUNE 30,
                                                                                    2001                 2000                 1999
                                                                                    ----                 ----                 ----
Net income (loss)                                                                   $  83              $   679              $(1,136)

Other comprehensive loss:
   Currency translation adjustment                                                   (295)                (702)                (848)
   Decrease (increase) in pension liability,
     net of tax                                                                       198               (1,020)              (3,262)
                                                                                    -----              -------              -------

Other comprehensive loss, net of tax                                                  (97)              (1,722)              (4,110)
                                                                                    -----              -------              -------

COMPREHENSIVE LOSS                                                                  $ (14)             $(1,043)             $(5,246)
                                                                                    =====              =======              =======



  The accompanying notes are an integral part of these consolidated statements.

COMSHARE, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)


                                                                          AS OF JUNE 30,
                                                                       2001             2000
                                                                   -----------      -----------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                           $24,106         $ 29,506
   Accounts receivable, less allowance for
      doubtful accounts of $1,269 and $1,230
      as of June 30, 2001 and 2000, respectively                        19,541           17,328
   Deferred income taxes                                                   767              759
   Prepaid expenses and other current assets                             1,411            1,697
                                                                   -----------      -----------

      TOTAL CURRENT ASSETS                                              45,825           49,290


Computers and other equipment                                            6,716            8,508
Leasehold improvements                                                   2,649            2,774
                                                                   -----------      -----------
Property and equipment, at cost                                          9,365           11,282

Less - Accumulated depreciation                                          7,955            9,397
                                                                   -----------      -----------
   Property and equipment, net                                           1,410            1,885

Goodwill, net of accumulated
   amortization of $1,923 and $1,853 as of
   June 30, 2001 and 2000, respectively                                    977            1,047

Deferred income taxes                                                    7,355            6,445

Other assets                                                             3,710            3,757
                                                                   -----------      -----------

      TOTAL ASSETS                                                     $59,277         $ 62,424
                                                                   ===========      ===========


   The accompanying notes are an integral part of these consolidated balance sheets.

COMSHARE, INCORPORATED
CONSOLIDATED BALANCE SHEETS - (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          AS OF JUNE 30,
                                                                       2001             2000
                                                                   ------------     ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                    $ 3,047          $ 2,252
   Accrued liabilities -
      Payroll                                                            2,379            2,240
      Taxes                                                              1,370            1,154
      Other                                                              3,537            6,583
                                                                   -----------      -----------
          Total accrued liabilities                                      7,286            9,977

   Deferred revenue                                                     11,166           12,178
                                                                   -----------      -----------

      TOTAL CURRENT LIABILITIES                                         21,499           24,407

Long-term debt                                                             164              599

Other liabilities                                                        5,950            6,527
                                                                   -----------      -----------

      TOTAL LIABILITIES                                                 27,613           31,533

SHAREHOLDERS' EQUITY
   Capital stock:
      Preferred stock, no par value;
         authorized 5,000,000 shares; none issued                            -                -
      Common stock, $1 par value;
         authorized 20,000,000 shares; issued and outstanding
         10,104,626 shares as of June 30, 2001
         and 9,771,962 as of June 30, 2000.                             10,105            9,772
   Capital contributed in excess of par value                           39,244           38,790
   Retained deficit                                                     (7,724)          (7,807)
   Accumulated other comprehensive income:
      Pension liability, net of tax                                     (4,084)          (4,282)
      Cumulative translation adjustment                                 (5,877)          (5,582)
                                                                   -----------      -----------
      Total shareholders' equity                                        31,664           30,891
                                                                   -----------      -----------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $59,277         $ 62,424
                                                                   ===========      ===========


    The accompanying notes are an integral part of these consolidated balance sheets.

COMSHARE, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)


                                                                             FISCAL YEARS ENDED JUNE 30,
                                                                       2001             2000              1999
                                                                   ------------     ------------     -------------
OPERATING ACTIVITIES
   Net income (loss)                                                      $ 83            $ 679          $ (1,136)
   Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
      Depreciation and amortization                                        906            1,288             1,982
      Changes in operating assets and liabilities:
          Accounts receivable                                           (2,580)          (2,929)            6,360
          Prepaid expenses and other assets                                305            3,040            (2,524)
          Deferred income taxes                                           (918)            (883)            2,142
          Accounts payable                                                 829           (3,647)           (6,303)
          Accrued liabilities                                           (2,541)             844            (7,827)
          Deferred revenue                                                (813)             735            (3,312)
          Other liabilities                                               (577)             (41)           (2,242)
                                                                   -----------      -----------      ------------
            Net cash used in operating activities                       (5,306)            (914)          (12,860)

INVESTING ACTIVITIES
   Payments for property and equipment                                    (267)            (505)           (1,578)
   Other                                                                  (170)               -               378
                                                                   -----------      -----------      ------------
            Net cash used in investing activities                         (437)            (505)           (1,200)

FINANCING ACTIVITIES
   Net repayments under debt agreements,
      capital lease agreements and notes payable                          (423)          (1,462)             (747)
   Common stock repurchased and retired                                      -                -            (2,835)
   Employee stock purchases                                                787              270               626
   Other                                                                     -              397               315
                                                                   -----------      -----------      ------------
            Net cash provided by (used in) financing activities            364             (795)           (2,641)

EFFECT OF EXCHANGE RATE CHANGES                                            (21)            (492)             (398)
                                                                   -----------      -----------      ------------

NET DECREASE IN CASH                                                    (5,400)          (2,706)          (17,099)

CASH AT BEGINNING OF PERIOD                                             29,506           32,212            49,311
                                                                   -----------      -----------      ------------

CASH AT END OF PERIOD                                                  $24,106         $ 29,506          $ 32,212
                                                                   ===========      ===========      ============

SUPPLEMENTAL DISCLOSURES:
   Cash paid for interest                                                  $ 6             $ 49              $ 88
                                                                   ===========      ===========      ============
   Cash paid for taxes                                                   $ 976            $ 819           $ 3,863
                                                                   ===========      ===========      ============



  The accompanying notes are an integral part of these consolidated statements.

COMSHARE, INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)



                                                                           FISCAL YEARS ENDED JUNE 30,
                                                                      2001              2000             1999
                                                                   ------------     -------------     ------------
COMMON STOCK
   Balance beginning of year                                           $ 9,772           $ 9,642         $ 10,003
   Employee Stock Purchases                                                333               130              207
   1994 Executive Stock Purchase Program                                     -                 -               50
   Stock repurchased                                                         -                 -             (618)
                                                                   -----------      ------------      -----------
   Balance end of year                                                  10,105             9,772            9,642
                                                                   -----------      ------------      -----------

CAPITAL CONTRIBUTED IN EXCESS OF PAR VALUE
   Balance beginning of year                                            38,790            38,650           40,335
   Employee Stock Purchases                                                454               140              419
   1994 Executive Stock Purchases                                            -                 -              113
   Stock repurchased                                                         -                 -           (2,217)
                                                                   -----------      ------------      -----------
   Balance end of year                                                  39,244            38,790           38,650
                                                                   -----------      ------------      -----------

RETAINED DEFICIT
   Balance beginning of year                                            (7,807)           (8,486)          (7,350)
   Net income (loss)                                                        83               679           (1,136)
                                                                   -----------      ------------      -----------
   Balance end of year                                                  (7,724)           (7,807)          (8,486)
                                                                   -----------      ------------      -----------

ACCUMULATED OTHER COMPREHENSIVE INCOME
   Balance beginning of year                                            (9,864)           (8,142)          (4,032)
   Comprehensive income                                                    (97)           (1,722)          (4,110)
                                                                   -----------      ------------      -----------
   Balance end of year                                                  (9,961)           (9,864)          (8,142)
                                                                   -----------      ------------      -----------

LESS - NOTES RECEIVABLE
   Balance beginning of year                                                 -               398              551
   Payments on executive loans                                               -              (398)            (153)
                                                                   -----------      ------------      -----------
   Balance end of year                                                       -                 -              398
                                                                   -----------      ------------      -----------

      TOTAL SHAREHOLDERS' EQUITY                                       $31,664          $ 30,891         $ 31,266
                                                                   ===========      ============      ===========


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

REVENUE. The Company's revenue consists of software licenses, software maintenance and implementation services. The Company recognizes software license revenue from licensing of software products to end users when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable, in accordance with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position ("SOP") 97-2 "Software Revenue Recognition" and related interpretations.

Software maintenance revenue, whether bundled with a product license or priced separately, is recorded as deferred revenue on the balance sheet when invoiced and is recognized over the term of the maintenance contract which is generally twelve months.

Implementation services revenue is recognized as the services are performed. Implementation services are not considered essential to the functionality of the software.

For contracts with multiple elements (e.g., delivered and undelivered products, maintenance, and implementation services), the Company allocates revenue to the delivered element of the contract using the residual method, in accordance with SOP-98-9, "Modifications of SOP 97-2 with Respect to Certain Transactions." Under this method, revenue is allocated to the undelivered elements based on vendor specific objective evidence ("VSOE") and the remaining revenue is allocated to the delivered element. VSOE of fair value for annual maintenance contracts is established with the optional stated future renewal rates included in the contracts. VSOE of fair value for the implementation services element is based upon the standard hourly rates the Company charges for service when such services are sold separately.

Revenue from the Company's resellers is recognized when the reseller reports the sale of the product to the end user to the Company. The Company's agreements with its customers and resellers customarily do not contain product return rights.

EXPENSE CLASSIFICATION. Selling and marketing expenses primarily include employee costs and travel costs, facilities expenses and advertising. Cost of revenue and support includes personnel and other costs related to implementation service revenue, customer support costs, direct cost of producing software and royalty expenses for products licensed from others for use in the Company's product offerings. The Company generally pays royalties only on licensed products it sells, and does not have any minimum or other ongoing material royalty payment commitments.

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

2. RESTRUCTURING AND UNUSUAL CHARGES

       In March 2001, the Company implemented a restructuring plan to reduce personnel costs. Restructuring and related charges of $0.9 million were expensed in the quarter ended March 31, 2001. Employee groups impacted by the restructuring include marketing and field operations in the Company's North American and United Kingdom offices. A total of thirteen people or 4% of the worldwide headcount were affected by this restructuring plan. All separations were completed prior to June 30, 2001.

      --------------------------------- -------------------------- ---------------------- -------------------------
      RESTRUCTURING COMPONENTS              BEGINNING RESERVE       CHARGES TO RESERVES          BALANCE AT
                                             (IN THOUSANDS)           (IN THOUSANDS)           JUNE 30, 2001
                                                                                               (IN THOUSANDS)
      --------------------------------- -------------------------- ---------------------- -------------------------
      Employee severance                          $892                    $(248)                    $644
      --------------------------------- -------------------------- ---------------------- -------------------------

       Total cash expenditures relating to the restructuring charge are expected to be $0.9 million. Such cash expenditures are expected to be funded from the Company's available cash, over a 24-month period primarily during the first six months of that period.

       As of June 30, 2001, remaining cash expenditures associated with employee separations are estimated to be approximately $0.6 million. The Company substantially completed the initiatives in its restructuring plan during the third and fourth quarters of the fiscal year 2001. Because of planned investments in MPC products, the Company does not expect the personnel cost reduction actions to reduce the Company's total expenses.

       In the fourth quarter of fiscal 1999, the Company recorded a $1.0 million pre-tax charge for restructuring related to the consolidation of the Company's financial and marketing activities and the consolidation of certain facilities. Employee groups impacted by the Company's restructuring plan included: marketing, human resources, and finance and administration from the Company's Ann Arbor location and finance and administration personnel from the Company's United Kingdom location. A total of 14 people were affected by this restructuring plan. Substantially all of the cash associated with this charge had been expended at June 30, 2001.

      ---------------------------- -------------------------- -------------------------- --------------------------
             RESTRUCTURING                 BEGINNING                 CHARGES TO                 BALANCE AT
              COMPONENTS                    RESERVE                    RESERVE                 JUNE 30, 2001
                                        (IN THOUSANDS)             (IN THOUSANDS)             (IN THOUSANDS)
      ---------------------------- -------------------------- -------------------------- --------------------------
      Employee severance                     $581                      $(581)                       $0
      ---------------------------- -------------------------- -------------------------- --------------------------
      Lease exit costs                       $349                      $(349)                       $0
      ---------------------------- -------------------------- -------------------------- --------------------------
      Other                                   $37                       $(37)                       $0
      ---------------------------- -------------------------- -------------------------- --------------------------
      Total                                  $967                      $(967)                       $0
      ---------------------------- -------------------------- -------------------------- --------------------------

       As of June 30, 2001, the Company had $1.4 million of accruals remaining from restructuring charges. Of this $1.4 million, $0.4 is related to facilities and the remaining amounts are related to employee severance agreements.

       At June 30, 2000, the Company had $1.7 million of accruals remaining that related to restructuring charges. Of this, $0.9 million is related to facilities and the remaining amounts are related to employee severance agreements.

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

SUMMARY OF ACTIVITY

Stock option activity under all plans is summarized below:

                                                         2001                      2000                     1999
                                               ------------------------  ------------------------  -----------------------
                                                             Weighted                  Weighted                 Weighted
                                                              Average                   Average                  Average
                                                             Exercise                  Exercise                 Exercise
                                                 Shares        Price       Shares        Price       Shares       Price
                                               ------------  ----------  ------------  ----------  ------------ ----------
Outstanding at beginning of year                 1,456,476      $ 5.85     1,496,847      $ 6.20       976,234     $10.51
Granted                                            256,900        3.69       212,900        4.18       858,200       3.48
Exercised                                           (9,150)       3.32          (975)          -             -          -
Cancelled                                         (217,225)       7.57      (252,296)       6.53      (337,587)     11.86
                                               ------------              ------------              ------------
Outstanding at end of year                       1,487,001      $ 5.24     1,456,476      $ 5.85     1,496,847     $ 6.20
                                               ============              ============              ============

Options exercisable at end of year                 715,090                   479,692                   241,027
Weighted average fair value of
   options granted during the year                  $ 2.12                    $ 2.48                    $ 2.04

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

A summary of outstanding and exercisable stock options as of June 30, 2001 is as follows:



                                                    OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                                     -----------------------------------------------------     ---------------------------------

                                                          WEIGHTED
                                                           AVERAGE            WEIGHTED                              WEIGHTED
                                                          REMAINING           AVERAGE                                AVERAGE
    RANGE OF                            NUMBER           CONTRACTUAL          EXERCISE            NUMBER            EXERCISE
 EXERCISE PRICES                      OUTSTANDING           LIFE               PRICE            EXERCISABLE           PRICE
 ---------------                     --------------     --------------     ---------------     --------------     --------------
      $ 2.75  to         $ 3.06            138,475               6.06              $ 2.97             18,812             $ 3.06
        3.09  to           3.09            363,000               7.98                3.09            183,976               3.09
        3.13  to           4.44            349,550               6.03                3.83             82,105               3.60
        4.63  to           7.75            438,376               2.27                6.48            264,494               6.83
        8.00  to          27.25            197,600               1.03               10.52            165,703              10.95
-------------       ------------     --------------     --------------     ---------------     --------------     --------------
      $ 2.75  to        $ 27.25          1,487,001               4.74              $ 5.24            715,090             $ 6.36
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

     The United Kingdom subsidiary also has a defined benefit plan, which covered substantially all of its employees hired prior to January 1, 1994. This plan was frozen on April 1, 1997, with no further benefits accruing under the plan. The components of pension expense for the fiscal years ended June 30 are as follows (in thousands):

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                               2001            2000
                                                                           ------------    ------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                                       $ 25,277        $ 23,640
Interest cost                                                                    1,401           1,408
Actuarial gain/(loss)                                                           (4,476)            693
Benefits paid                                                                     (456)           (464)
                                                                           ------------    ------------
Benefit obligation at end of year                                               21,746          25,277
                                                                           ============    ============

CHANGE IN PLAN ASSETS

Fair value of plan assets at beginning of year                                  21,870          21,398
Actual return on plan assets                                                    (1,444)          1,734
Actuarial loss                                                                  (1,277)           (798)
Benefits paid                                                                     (456)           (464)
                                                                           ------------    ------------
Fair value of plan assets at end of year                                        18,693          21,870
                                                                           ============    ============

Funded status                                                                   (3,053)         (3,407)
Unrecognized actuarial loss                                                      5,381           5,685
                                                                           ------------    ------------
Net amount recognized                                                            2,328           2,278
                                                                           ============    ============

AMOUNTS RECOGNIZED IN THE ACCOMPANYING
   CONSOLIDATED FINANCIAL STATEMENTS:

     Prepaid benefit cost                                                        2,328           2,278
     Accrued benefit liability                                                  (5,381)         (5,685)
     Accumulated other comprehensive income                                      5,381           5,685
                                                                           ------------    ------------
Net amount recognized                                                          $ 2,328         $ 2,278
                                                                           ============    ============

WEIGHTED - AVERAGE ASSUMPTIONS AS OF JUNE 30:                                  2001            2000           1999
                                                                           ------------    ------------   ------------

Discount rate                                                                     6.50 %          6.00 %         6.25%
Expected return on plan assets                                                    7.50 %          7.50 %         7.50%

COMPONENTS OF NET PERIODIC BENEFIT COST:

Interest cost                                                                  $ 1,401         $ 1,408        $ 1,357
Expected return on plan assets                                                  (1,520)         (1,528)        (1,491)
Recognized actuarial loss                                                          109              76              5
                                                                           ------------    ------------   ------------
Net periodic benefit cost                                                      $   (10)        $   (44)       $  (129)
                                                                           ============    ============   ============

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8. INCOME TAXES

     A summary of income (loss) before provision (benefit) for income taxes and components of the provision (benefit) for income taxes for the fiscal years ended June 30 is as follows (in thousands):


                                                                   2001           2000          1999
                                                               -----------    -----------    ----------
Income (loss) before provision (benefit) for income taxes:
     Domestic                                                    $ (6,194)       $(4,156)      $(5,558)
     Foreign                                                        6,322          5,201         3,388
                                                               -----------    -----------    ----------
                                                                 $    128        $ 1,045       $(2,170)
                                                               ===========    ===========    ==========
Domestic benefit for income taxes:
     Current                                                     $   (976)       $  (600)      $(2,888)
     Deferred                                                      (1,159)          (764)       (1,176)

Foreign provision (benefit) for income taxes:
     Current                                                        2,539            821           713
     Deferred                                                        (359)           909         2,317
                                                               -----------    -----------    ----------

Provision (benefit) for income taxes                             $     45        $   366       $(1,034)
                                                               ===========    ===========    ==========

          The differences between the United States Federal statutory income tax provision (benefit) and the consolidated income tax provision (benefit) for the fiscal years ended June 30 are summarized as follows (in thousands):

Federal statutory provision (benefit)                              $   45          $ 366       $  (760)
Non-deductible meals and entertainment                                 59             91           121
Change in valuation reserve                                          (315)          (335)       (2,112)
Tax rate difference                                                  (276)           268          (135)
Effect of sale of foreign subsidiaries                                  -              -         1,813
Unutilized foreign tax credits                                        224              -             -
Settlement of prior year taxes                                        310              -             -
Other, net                                                             (2)           (24)           39
                                                               -----------    -----------    ----------
Actual income tax provision (benefit)                              $   45          $ 366       $(1,034)
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

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                FISCAL YEARS ENDING JUNE 30,
--------------------------------------------------------------
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

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                            FISCAL YEARS ENDED JUNE 30,
                                                                   ----------------------------------------------

                                                                      2001             2000             1999
                                                                   ------------     ------------     ------------
Revenue from external customers:
     United States                                                    $ 35,927         $ 31,928          $31,744
     United Kingdom                                                     12,112           13,418           12,492
     Other countries                                                    14,802           15,977           19,736
                                                                   ------------     ------------     ------------
          TOTAL REVENUE                                               $ 62,841         $ 61,323          $63,972
                                                                   ============     ============     ============

Operating income (loss):
     United States                                                    $ (3,345)        $    333          $(1,590)
     United Kingdom                                                      4,123            1,200              420
     Other countries                                                     9,644           10,197           10,023
                                                                   ------------     ------------     ------------
          Total operating income                                        10,422           11,730            8,853

Unallocated expenses                                                   (10,294)         (10,685)         (11,023)
                                                                   ------------     ------------     ------------
INCOME (LOSS) BEFORE TAXES                                            $    128         $  1,045          $(2,170)
                                                                   ============     ============     ============

Identifiable assets:
     United States                                                    $ 50,511         $ 50,515          $59,242
     United Kingdom and other countries                                  8,766           11,909           29,450
                                                                   ------------     ------------     ------------
          TOTAL IDENTIFIABLE ASSETS                                   $ 59,277         $ 62,424          $88,692
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

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11.  QUARTERLY FINANCIAL DATA

     Summarized quarterly financial data is as follows (unaudited and in thousands except per share data):


                                                                     INCOME                              NET
                                                                     (LOSS)             NET            INCOME
                                                                      FROM             INCOME          (LOSS)
                                                    REVENUE        OPERATIONS          (LOSS)         PER SHARE
                                                  -----------     --------------     -----------     ------------
2001
First Quarter                                       $ 15,443           $   (287)        $    78          $  0.01
Second Quarter                                        14,825               (304)              5                -
Third Quarter                                         15,877               (868)           (517)           (0.05)
Fourth Quarter                                        16,696                343             517             0.05
                                                  -----------     --------------     -----------     ------------
Year Ended June 30                                  $ 62,841           $ (1,116)        $    83          $  0.01
                                                  ===========     ==============     ===========     ============

2000
First Quarter                                       $ 14,506           $   (178)        $    52           $ 0.01
Second Quarter                                        15,023               (250)             59             0.01
Third Quarter                                         15,028               (170)            161             0.02
Fourth Quarter                                        16,766                235             407             0.04
                                                  -----------     --------------     -----------     ------------
Year Ended June 30                                  $ 61,323           $   (363)        $   679          $  0.07
                                                  ===========     ==============     ===========     ============

1999
First Quarter                                       $ 17,159           $   (409)        $    52          $  0.01
Second Quarter                                        16,925               (379)             80             0.01
Third Quarter                                         14,798             (1,782)         (1,422)           (0.15)
Fourth Quarter                                        15,090             (1,382)            154             0.02
                                                  -----------     --------------     -----------     ------------
Year Ended June 30                                  $ 63,972           $ (3,952)        $(1,136)         $ (0.12)
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
                                       ============    ============     ============    ==============    =========     ==========



                                                                         ADDITIONS
                                         BALANCE        CHARGED TO      (DEDUCTIONS)                                     BALANCE
           DESCRIPTION                  BEGINNING        COSTS AND         FROM          TRANSLATION        OTHER         END OF
                                        OF PERIOD        EXPENSES         RESERVE        ADJUSTMENTS       RELATED        PERIOD
                                       ------------    ------------     ------------    --------------    ---------     ----------
    Restructuring Reserves
  for the years ended June 30:

               2001                        $ 1,730           $ 892          $(1,210)            $  -          $ -        $ 1,412
                                       ============    ============     ============    ==============    =========     ==========

               2000                        $ 4,288           $   -          $(2,558)            $  -          $ -        $ 1,730
                                       ============    ============     ============    ==============    =========     ==========

               1999                        $ 7,074           $ 967          $(3,753)            $  -          $ -        $ 4,288
                                       ============    ============     ============    ==============    =========     ==========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to the Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Comshare, Incorporated
DATE:  DECEMBER 28, 2001                     By: /s/ Brian Jarzynski
                                                 -------------------
                                                 Brian Jarzynski
                                                 Vice President,
                                                 Chief Financial Officer and
                                                 Treasurer

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

4.07 Fifth Amendment to Credit Agreement, dated May 15, 2001, between the Registrant, Comshare Limited and Harris Trust and Savings Bank.*

4.08 Sixth Amendment to Credit Agreement, dated September 17, 2001, between the Registrant, Comshare Limited and Harris Trust and Savings Bank.*

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

4.11 Agreement among Computershare Investor Services, Inc., Harris Trust and Savings Bank and the Registrant.*

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

21.01    Subsidiaries of the Registrant.*

23.01    Consent of Independent Public Accountants.

99.00 Amended and Restated Profit Sharing Plan of Comshare, Incorporated, Form 11-K Annual Report - filed pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended, for the fiscal year ended June 30, 2001.

* Filed with Registrant's Form 10-K for the fiscal year ended June 30, 2001.