Form 10-Q
period 2001-12-31
COMSHARE INC
filed 2002-02-14
CIK 201513

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



         X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       -----         OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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
Yes    X      No
    -------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of JANUARY 31, 2002.

                                                        OUTSTANDING AT
              CLASS OF COMMON STOCK                     JANUARY 31, 2002
              ---------------------                     ----------------
                  $1.00 PAR VALUE                       10,263,508 SHARES


                             COMSHARE, INCORPORATED

                                      INDEX

                                                                                                     Page No.
PART I - FINANCIAL INFORMATION


     ITEM 1. FINANCIAL STATEMENTS


         Condensed Consolidated Statements of Operations
             For the Three and Six Months Ended December 31, 2001 and 2000...............................3

         Consolidated Statements of Comprehensive Income
             For the Three and Six Months Ended December 31, 2001 and 2000...............................4


         Condensed Consolidated Balance Sheets as of
             December 31, 2001 and June 30, 2001.........................................................5


         Condensed Consolidated Statements of Cash Flows for the
             Six Months Ended December 31, 2001 and 2000.................................................7


         Notes to Condensed Consolidated Financial Statements............................................8


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS ........................................................12


     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................19


PART II - OTHER INFORMATION

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........................................19

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ...........................................................19

Signature................................................................................................20


INDEX TO EXHIBITS........................................................................................21

PART I. - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                  COMSHARE, INCORPORATED
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     (unaudited; in thousands, except per share data)

                                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                    DECEMBER 31,                  DECEMBER 31,
                                                                 2001          2000            2001           2000
                                                                 ----          ----            ----           ----
REVENUE
     Software licenses                                        $  4,094       $  5,308         $  8,187      $ 10,011
     Software maintenance                                        6,006          5,899           11,756        11,740
     Implementation, consulting
          and other services                                     4,181          3,618            9,354         8,517
                                                              --------       --------         --------      --------
TOTAL REVENUE                                                   14,281         14,825           29,297        30,268

COSTS AND EXPENSES
     Selling and marketing                                       5,881          5,803           11,356        11,264
     Cost of revenue and support                                 6,044          5,951           12,508        12,732
     Internal research and product development                   2,305          2,085            4,600         4,141
     General and administrative                                  1,198          1,290            2,687         2,722
     Restructuring                                               1,280              -            1,280             -
                                                              --------       --------         --------      --------
TOTAL COSTS AND EXPENSES                                        16,708         15,129           32,431        30,859
                                                              --------       --------         --------      --------

LOSS FROM OPERATIONS                                            (2,427)          (304)          (3,134)         (591)

OTHER INCOME (EXPENSE)
     Interest income                                               138            375              330           802
     Interest expense                                                -             (2)              (1)           (4)
     Exchange loss                                                 (18)           (61)             (32)          (76)
                                                              --------       --------         --------      --------
TOTAL OTHER INCOME                                                 120            312              297           722

INCOME (LOSS) BEFORE TAXES                                      (2,307)             8           (2,837)          131
     Provision for income taxes                                      -              3            8,196            48
                                                              --------       --------         --------      --------

NET INCOME (LOSS)                                             $ (2,307)      $      5         $(11,033)     $     83
                                                              ========       ========         ========      ========

SHARES USED IN BASIC EPS COMPUTATION                            10,118          9,790           10,115         9,785
                                                              ========       ========         ========      ========

SHARES USED IN DILUTED EPS COMPUTATION                          10,118          9,833           10,115         9,926
                                                              ========       ========         ========      ========

NET INCOME (LOSS) PER COMMON SHARE - BASIC EPS                $  (0.23)      $   0.00         $  (1.09)     $   0.01
                                                              ========       ========         ========      ========

NET INCOME (LOSS) PER COMMON SHARE - DILUTED EPS              $  (0.23)      $   0.00         $  (1.09)     $   0.01
                                                              ========       ========         ========      ========

     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (unaudited, in thousands)

                                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                       DECEMBER 31,                    DECEMBER 31,
                                                                    2001            2000          2001             2000
                                                                 ----------     ----------      ----------      ----------
Net income (loss)                                               $ (2,307)        $      5       $(11,033)        $     83

Other comprehensive income (loss):
   Currency translation adjustment                                   (28)             276            (94)            (154)
                                                                --------         --------       --------         --------

COMPREHENSIVE INCOME (LOSS)                                     $ (2,335)        $    281       $(11,127)        $    (71)
                                                                ========         ========       ========         ========



     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                       DECEMBER 31,    June 30,
                                                                         2001            2001
                                                                        ----             ----
ASSETS                                                                 (unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                          $19,322          $24,106
     Accounts receivable, net                                            18,663           19,541
     Deferred income taxes                                                    -              767
     Prepaid expenses and other current assets                            1,831            1,411
                                                                        -------          -------

          TOTAL CURRENT ASSETS                                           39,816           45,825

Property and equipment, at cost
     Computers & other equipment                                          6,970            6,716
     Leasehold improvements                                               2,724            2,649
                                                                        -------          -------
                                                                          9,694            9,365

     Less - Accumulated depreciation                                      8,291            7,955
                                                                        -------          -------

     Property and equipment, net                                          1,403            1,410


Deferred income taxes                                                         -            7,355

Other assets                                                              4,599            4,687
                                                                        -------          -------

          TOTAL ASSETS                                                  $45,818          $59,277
                                                                        =======          =======


     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                          DECEMBER 31,           June 30,
                                                                              2001                 2001
                                                                              ----                 ----
LIABILITIES AND SHAREHOLDERS' EQUITY                                       (unaudited)

  CURRENT LIABILITIES
     Accounts payable                                                      $  2,187               $  3,047
     Accrued liabilities:
        Payroll                                                               1,754                  2,379
        Taxes                                                                   961                  1,370
        Other                                                                 2,935                  3,537
                                                                           --------               --------
          Total accrued liabilities                                           5,650                  7,286

     Deferred revenue                                                        10,977                 11,166
                                                                           --------               --------

               TOTAL CURRENT LIABILITIES                                     18,814                 21,499

Long-term debt                                                                   64                    164
Other liabilities                                                             5,999                  5,950

  SHAREHOLDERS' EQUITY
    Capital stock:
        Preferred stock, no par value;
        authorized 5,000,000 shares; none issued                                  -                      -
        Common stock, $1.00 par value;
        authorized 20,000,000 shares; outstanding
        10,263,508 shares as of December 31, 2001
        and 10,104,626 shares as of June 30, 2001                            10,264                 10,105
     Capital contributed in excess of par value                              39,490                 39,244
     Retained deficit                                                       (18,757)                (7,724)
     Accumulated other comprehensive income:
        Pension liability, net of tax                                        (4,084)                (4,084)
        Cumulative translation adjustment                                    (5,972)                (5,877)
                                                                           --------               --------
          TOTAL SHAREHOLDERS' EQUITY                                         20,941                 31,664
                                                                           --------               --------

               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 45,818               $ 59,277
                                                                           ========               ========


      See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited; in thousands)

                                                                                   SIX MONTHS ENDED
                                                                                     DECEMBER 31,
                                                                             -----------------------------
                                                                                 2001              2000
                                                                                 ----              ----
OPERATING ACTIVITIES
     Net income (loss)                                                        $(11,033)           $     83
     Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
         Depreciation and amortization                                             380                 495
         Deferred income taxes                                                   8,122                (547)
         Changes in operating assets and liabilities:
              Accounts receivable                                                  955              (2,346)
              Prepaid expenses and other assets                                   (360)               (278)
              Accounts payable                                                    (853)                (24)
              Accrued liabilities                                               (1,592)             (3,204)
              Deferred revenue                                                    (124)               (944)
              Other liabilities                                                     49                 (79)
                                                                              --------            --------
                 NET CASH USED IN OPERATING ACTIVITIES                          (4,456)             (6,844)

INVESTING ACTIVITIES
     Payments for property and equipment                                          (205)               (104)
     Other                                                                        (109)               (138)
                                                                              --------            --------
                 NET CASH USED IN INVESTING ACTIVITIES                            (314)               (242)

FINANCING ACTIVITIES
     Net repayments under debt agreements,
        capital lease agreements and notes payable                                (100)               (473)
     Other                                                                         403                 397
                                                                              --------            --------
                 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               303                 (76)

Effect of exchange rate changes                                                   (317)               (181)
                                                                              --------            --------

NET DECREASE IN CASH                                                            (4,784)             (7,343)

CASH AT BEGINNING OF PERIOD                                                     24,106              29,506
                                                                              --------            --------

CASH AT END OF PERIOD                                                         $ 19,322            $ 22,163
                                                                              ========            ========

SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                                                      $      1            $      4
                                                                              ========            ========

  Cash paid for income taxes                                                  $    430            $    609
                                                                              ========            ========


     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - GENERAL INFORMATION

         The condensed consolidated financial statements included herein have been prepared by Comshare, Incorporated (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K/A. Certain amounts in the fiscal 2001 financial statements have been reclassified to conform with fiscal 2002 presentations.

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, required to present fairly its consolidated statements of operations and the consolidated statements of comprehensive income for the three and six months ended December 31, 2001 and 2000, the consolidated balance sheets as of December 31, 2001 and June 30, 2001, and the consolidated statements of cash flows for the six months ended December 31, 2001 and 2000.

         The results of operations for the three and six months ended December 31, 2001 and 2000 are not necessarily indicative of the results to be expected in future quarters or the full fiscal year. The software industry is generally characterized by seasonal trends.

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

NOTE C - RESTRUCTURING

         In October 2001, the Company implemented a restructuring plan to reduce personnel costs, to bring costs more in line with revenues and improve financial performance of the Company. Restructuring and related charges of $1.3 million were expensed in the quarter ended December 31, 2001. Employee groups impacted by the restructuring include finance and administration, product development, marketing, and field operations, principally in the Company's offices in the United States and also in the Company's United Kingdom office. Approximately 32 people or 9% of the worldwide headcount were eliminated by this restructuring plan. All separations were completed prior to December 31, 2001.

      ----------------------------------------------------------------------------------------------------------
      RESTRUCTURING COMPONENTS              BEGINNING RESERVE       CHARGES TO RESERVES          BALANCE AT
                                             (IN THOUSANDS)           (IN THOUSANDS)         DECEMBER 31, 2001
                                                                                               (IN THOUSANDS)
      ----------------------------------------------------------------------------------------------------------
      Employee severance                         $1,280                   $(489)                    $791
      ----------------------------------------------------------------------------------------------------------

         Total cash expenditures relating to the restructuring charge are expected to be $1.3 million, with approximately $0.5 million paid prior to December 31, 2001. Such cash expenditures are expected to be funded from the Company's available cash, and be paid through the second quarter of the 2003 fiscal year, principally during the remainder of fiscal year 2002.

         In March 2001, the Company implemented a restructuring plan to reduce personnel costs. Restructuring and related charges of $0.9 million were expensed in the quarter ended March 31, 2001. Employee groups impacted by the restructuring include marketing and field operations in the Company's North American and United Kingdom offices. A total of thirteen people or 4% of the worldwide headcount were eliminated by this restructuring plan.

                             COMSHARE, INCORPORATED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      ----------------------------------------------------------------------------------------------------------
      RESTRUCTURING COMPONENTS              BEGINNING RESERVE       CHARGES TO RESERVES          BALANCE AT
                                             (IN THOUSANDS)           (IN THOUSANDS)         DECEMBER 31, 2001
                                                                                               (IN THOUSANDS)
      ----------------------------------------------------------------------------------------------------------
      Employee severance                          $892                    $(367)                    $525
      ----------------------------------------------------------------------------------------------------------

         As of December 31, 2001, the Company had $1.3 million of accruals remaining from restructuring charges. The entire amount is related to employee severance agreements.

NOTE D - BORROWINGS

         The Company has a $10 million credit agreement which expires on September 30, 2003. Borrowings are secured by accounts receivable and the credit agreement contains covenants regarding, among other things, earnings leverage, net worth and payment of dividends. Under the terms of the credit agreement, the Company is not permitted to pay cash dividends on its common stock. Borrowings under this credit agreement were approximately $0.1 million and total available borrowings were $10 million at December 31, 2001. Borrowings available at any time are based on the lower of $10 million or a percentage of worldwide eligible accounts receivable and cash. At December 31, 2001, the interest rate on borrowings denominated in Japanese yen, which was used to hedge receivables, was 1.84%.

NOTE E - FINANCIAL INSTRUMENTS

         The Company, at various times, enters into forward exchange contracts to hedge certain exposures related to identifiable foreign currency transactions that are relatively certain as to both timing and amount. On July 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, as amended by SFAS No. 137 and SFAS No. 138 and has quantified the impact, determining that there was no material effect on the financial statements. The Company uses derivative financial instruments to manage its exposures to fluctuations in foreign exchange rates. The use of these financial instruments mitigates the Company's exposure to these risks with the intent of reducing the risks and variability of the Company's operating results. Initially, upon adoption of SFAS No. 133, and prospectively, on the date a derivative contract is entered into, the Company designates the derivative as a hedge. The ineffective portion of the hedge is recorded in earnings and reflected in the consolidated statement of operations as exchange gain or loss within other income (expense). The Company formally documents its hedge relationships, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. At December 31, 2001 and June 30, 2001, the Company had forward foreign currency exchange contracts outstanding of approximately $1.2 million and $1.7 million (notional amounts), respectively, denominated in foreign currencies. The contracts outstanding at December 31, 2001 mature at various dates through March 15, 2002 and are intended to hedge various foreign currency commitments due from the Company's distributors. Due to the short-term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amounts at December 31, 2001 and June 30, 2001.

NOTE F - PROVISION FOR INCOME TAXES

         The Company recognized no tax benefit associated with the losses incurred in the three month period ended December 31, 2001. The Company fully reserved its deferred tax asset during the quarter ended September 30, 2001, resulting in a provision for income taxes of $8.2 million. Realization of deferred tax assets associated with the Company's future deductible temporary differences, net of operating loss carryforwards and tax credit carryforwards, is dependent upon generating sufficient taxable income prior to their expiration. Management now believes it is not likely that the deferred tax assets previously recognized will be realized through future taxable income generated by using a tax strategy available to the Company. This belief is based on a determination that the tax strategy is no longer consistent with the Company's business strategy. The Company's deferred tax assets were previously supported through the valuation of non-core and legacy product lines. Management believed that the sale of those product lines would have resulted in sufficient taxable income to realize the deferred tax assets. The Company's current business strategy, however, is not consistent with the sale of such product lines and, as a result, such tax strategies are no longer available. This change in the Company's business strategy was due to the impact of the continued decline in revenues from legacy product lines experienced in the quarter ended September 30, 2001, the current economic downturn and reduced market valuations in the technology sector.

                             COMSHARE, INCORPORATED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE G - LEASES

         The Company leases office space, transportation and computer equipment under non-cancelable operating leases. Initial lease terms vary in length and several of the leases contain renewal options. Future minimum lease payments under all non-cancelable operating leases as of December 31, 2001 are as follows (in thousands):

                FISCAL YEARS ENDING JUNE 30,
--------------------------------------------------------------
2002                                                                        $  2,443
2003                                                                           4,129
2004                                                                           3,572
2005                                                                           2,613
2006                                                                           1,183
Thereafter                                                                     1,582
                                                                        -------------
Total minimum payments                                                      $ 15,522
                                                                        =============


         Minimum payments under non-cancelable operating leases have not been reduced by minimum sublease rentals of $5.3 million due in the future under non-cancelable subleases.

NOTE H - SEGMENT REPORTING

         The Company has only one reportable segment - the development, marketing and support of financial analytic applications software for management planning and control. Revenue is derived from the licensing of software and the provision of related services, which include product implementation, consulting, training and support.

         No single customer accounted for more than 10% of the Company's total revenue in the three and six months ended December 31, 2001 and 2000. In addition, the Company is not dependent on any single customer or group of customers. Geographic segment information is as follows:

                             COMSHARE, INCORPORATED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



                                                    THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                        DECEMBER 31,                        DECEMBER 31,
                                                     2001             2000             2001              2000
                                                  ------------     -----------     --------------     ------------
REVENUE FROM EXTERNAL CUSTOMERS:
     United States                                    $ 8,489         $ 8,025           $ 17,590         $ 16,886
     United Kingdom                                     2,327           3,082              4,898            6,001
     Other countries                                    3,465           3,718              6,809            7,381
                                                  ------------     -----------     --------------     ------------
          TOTAL REVENUE                               $14,281         $14,825           $ 29,297         $ 30,268
                                                  ============     ===========     ==============     ============

OPERATING INCOME (LOSS):
     United States                                    $(2,263)        $(1,806)          $ (3,602)         $(1,558)
     United Kingdom                                     1,661           1,705              2,830            1,552
     Other countries                                    2,143           2,390              4,338            4,651
                                                  ------------     -----------     --------------     ------------
          TOTAL OPERATING INCOME                        1,541           2,289              3,566            4,645

Unallocated expenses                                   (3,848)         (2,281)            (6,403)          (4,514)
                                                  ------------     -----------     --------------     ------------
INCOME (LOSS) BEFORE TAXES                            $(2,307)            $ 8           $ (2,837)           $ 131
                                                  ============     ===========     ==============     ============


                                                    DECEMBER 31,    June 30,
                                                     2001             2001
                                                  ------------     -----------
IDENTIFIABLE ASSETS:
     United States                                    $38,460         $50,511
     United Kingdom and other countries                 7,358           8,766
                                                  ------------     -----------
          TOTAL IDENTIFIABLE ASSETS                   $45,818         $59,277
                                                  ============     ===========




         Unallocated expenses consist of general corporate expenses, internal research and product development expenses, interest expense and interest income.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion and analysis sets forth information for the three and six months ended December 31, 2001 compared to the three and six months ended December 31, 2000. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.


RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain financial data as a percentage of total revenue.

                                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                DECEMBER 31,                       DECEMBER 31,
                                                         ---------------------------       --------------------------
                                                            2001             2000             2001            2000
                                                            ----             ----             ----            ----
REVENUE
   Software licenses                                           28.7  %         35.8  %          28.0  %          33.1 %
   Software maintenance                                        42.0            39.8             40.1             38.8
   Implementation, consulting and
     other services                                            29.3            24.4             31.9             28.1
                                                         -----------        --------        ---------       ----------
       TOTAL REVENUE                                          100.0           100.0            100.0            100.0

COSTS AND EXPENSES
   Selling and marketing                                       41.2            39.2             38.7             37.2
   Cost of revenue and support                                 42.3            40.1             42.7             42.1
   Internal research and product development                   16.1            14.1             15.7             13.7
   General and administrative                                   8.4             8.7              9.2              9.0
   Restructuring and unusual                                    9.0               -              4.4                -
                                                         -----------        --------        ---------       ----------
        TOTAL COSTS AND EXPENSES                              117.0           102.1            110.7            102.0

LOSS FROM OPERATIONS                                          (17.0)           (2.1)           (10.7)            (2.0)

OTHER INCOME (EXPENSE)
   Interest income                                              1.0             2.5              1.1              2.7
   Interest expense                                               -               -                -              0.0
   Exchange loss                                               (0.1)           (0.4)            (0.1)            (0.2)
                                                         -----------        --------        ---------       ----------
        TOTAL OTHER INCOME                                      0.9             2.1              1.0              2.5

INCOME (LOSS) BEFORE TAXES                                    (16.1)           (0.0)            (9.7)             0.5

Provision for income taxes                                        -             0.0             28.0              0.2
                                                         -----------        --------        ---------       ----------

NET INCOME (LOSS)                                             (16.1) %         (0.0) %         (37.7) %           0.3 %
                                                         ===========        ========        =========       ==========

REVENUE

The following table sets forth revenue for the Company for the periods indicated.


                                            THREE MONTHS ENDED      PERCENT        SIX MONTHS ENDED       PERCENT
                                              DECEMBER 31,           CHANGE           DECEMBER 31,         CHANGE
                                          -----------------------   --------     -----------------------  --------
                                            2001         2000                      2001         2000
                                            ----         ----                      ----         ----
                                              (in thousands)                         (in thousands)
MPC REVENUE
     Software licenses                    $   3,466    $   3,740       (7.3) %   $   7,014    $   6,962       0.7 %
     Software maintenance                     3,407        3,114        9.4          6,724        5,802      15.9
     Implementation, consulting and
        other services                        3,971        3,395       17.0          8,877        7,774      14.2
                                          ----------   ----------                ----------   ----------

            TOTAL MPC REVENUE             $  10,844    $  10,249        5.8  %   $  22,615    $  20,538      10.1 %
                                          ==========   ==========                ==========   ==========

LEGACY REVENUE
     Software licenses                    $     628    $   1,568      (59.9) %   $   1,173    $   3,049     (61.5)%
     Software maintenance                     2,599        2,785       (6.7)         5,032        5,938     (15.3)
     Implementation, consulting and
        other services                          210          223       (5.8)           477          743     (35.8)
                                          ----------   ----------                ----------   ----------

            TOTAL  LEGACY REVENUE         $   3,437    $   4,576      (24.9) %   $   6,682    $   9,730     (31.3)%
                                          ==========   ==========                ==========   ==========

TOTAL REVENUE
     Software licenses                    $   4,094    $   5,308      (22.9) %   $   8,187    $  10,011     (18.2)%
     Software maintenance                     6,006        5,899        1.8         11,756       11,740       0.1
     Implementation, consulting and
        other services                        4,181        3,618       15.6          9,354        8,517       9.8
                                          ----------   ----------                ----------   ----------

            TOTAL REVENUE                 $  14,281    $  14,825       (3.7) %   $  29,297    $  30,268      (3.2)%
                                          ==========   ==========                ==========   ==========




         The decline in total revenue of 4% in the quarter ended December 31, 2001 from the quarter ended December 31, 2000 was primarily due to a 25% decline in revenue from the Company's older desktop ("legacy") products, offset by a 6% increase in revenue from the Company's management planning and control software applications ("MPC"). The total revenue decline of 3% for the six months ended December 31, 2001 was primarily due to a 10% increase in MPC revenue, offset by a decline of 31% in the Company's legacy products. The Company does not expect total revenues for fiscal year 2002 to exceed those of fiscal year 2001. MPC revenue was $10.8 million for the quarter ended December 31, 2001, representing 76% of total revenue, and $22.6 million for the six months ended December 31, 2001, representing 77% of total revenue. The Company's MPC suite of software applications is comprised of Comshare MPC (formerly BudgetPLUS), Comshare FDC and Decision. The release of a new version of Comshare MPC, version 4.5, is currently scheduled for March 2002. The Company's expectation as to total revenue for fiscal year 2002 is a "forward looking statement" within the meaning of the Securities Exchange Act of 1934, as amended. Such expectations are subject to a number of uncertainties described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement."

         The 23% decline in software license fees for the second quarter of fiscal year 2002 from the quarter ended December 31, 2000 was primarily due to a 60% decline in license fees from the Company's legacy products, from $1.6 million to $0.6 million, for the quarter ended December 31, 2001 versus the quarter ended December 31, 2000. MPC license fees represented 85% of total license fees for the quarter ended December 31, 2001, versus 70% for the same period in fiscal year 2001. Total second quarter license fees were negatively impacted by the difficult economic conditions that continue to affect the Company's primary markets. License fees in the Company's direct operations, which include North America and the United Kingdom, declined 22% to $2.7 million for the quarter ended December 31, 2001. License fees from the Company's distributor operations declined 26% to $1.3 million for the same time period, primarily reflecting a decline in the sales of the Company's legacy products by distributors and global economic uncertainty. The 18% decline in software license fees for the six months ended December 31, 2001 was primarily due to the decline in license fees from the Company's legacy products of $1.8 million from the six months ended December 31, 2000. MPC license fees represented 86% of total license fees for the six months ended December 31, 2001, versus 70% for the same period in fiscal year 2001.

         Software maintenance revenues increased 2% in the quarter ended December 31, 2001 from the three months ended December 31, 2000 as a result of an increase of 9% in MPC product maintenance, mostly offset by a decline of 7% in the legacy maintenance, due to mainframe and desktop maintenance cancellations and continued customer migration to other platforms. MPC product maintenance accounted for 57% of total maintenance revenue for the three months ended December 31, 2001, versus 53% for the same period in fiscal year 2001. The growth in MPC product maintenance revenue follows from growth in Comshare MPC licensing in the prior fiscal year. Software maintenance revenues remained relatively flat from the six months ended December 31, 2000 to the same period ended December 31, 2001, reflecting growth in the Company's MPC products, offset by a decline in maintenance revenues for legacy products.

         Implementation, consulting and other services revenue was $4.2 million and $9.4 million for the three and six months ended December 31, 2001, respectively, compared to $3.6 million and $8.5 million for the three and six months ended December 31, 2000, respectively. The increase in implementation services revenue from the three months ended December 31, 2001 and the first six months of fiscal year 2001 to the same periods in fiscal year 2002 was primarily due to the growth in MPC licensing in the prior quarters and a number of large projects currently underway. During each of the three and six month periods ended December 31, 2001, 95% of total implementation services revenue was related to MPC products, primarily the Comshare MPC product.

COSTS AND EXPENSES

                                                 THREE MONTHS ENDED          PERCENT        SIX MONTHS ENDED       PERCENT
                                                     DECEMBER 31,            CHANGE           DECEMBER 31,         CHANGE
                                                ------------------------    ---------     ----------------------  ---------
                                                  2001          2000                        2001        2000
                                                  ----          ----                        ----        ----
                                                    (in thousands)                           (in thousands)
COSTS AND EXPENSES
   Selling and marketing                        $   5,881     $   5,803          1.3 %    $  11,356   $  11,264        0.8 %
   Cost of revenue and support                      6,044         5,951          1.6         12,508      12,732       (1.8)
   Internal research and product development        2,305         2,085         10.6          4,600       4,141       11.1
   General and administrative                       1,198         1,290         (7.1)         2,687       2,722       (1.3)
   Restructuring and unusual                        1,280             -            -          1,280           -          -
                                                ----------    ----------                  ----------  ----------
           TOTAL COSTS AND EXPENSES             $  16,708     $  15,129         10.4 %    $  32,431   $  30,859        5.1 %
                                                ==========    ==========                  ==========  ==========

         Total costs and expenses increased 10% and 5% for the three and six months ended December 31, 2001, respectively, compared to the prior year. This increase was primarily due to restructuring charges taken during the second quarter of fiscal year 2002.

         Selling and marketing expenses remained relatively flat for the three and six months ended December 31, 2001 and 2000.

         Cost of revenue and support expenses increased 2% and decreased 2% for the three and six months ended December 21, 2001, respectively, compared to the prior year. The increase during the three month period was primarily due to additional purchased professional services to support implementation, consulting and other services revenue, offset by a decrease in royalty expenses resulting from lower sales of Hyperion Solutions Corporation's Essbase database. The decrease during the six month period was primarily due to the decrease in royalty expenses and, to a lesser extent, a reduction in cost of goods sold due to lower license fees for the first quarter of 2002. The

Company licenses the Essbase database from Hyperion under an agreement that expires in December 2002, and resells it in connection with many of its MPC products.

         Internal research and product development costs increased 11% to $2.3 million for the quarter ended December 31, 2001, from $2.1 million for the quarter ended December 31, 2000. Internal research and product development costs for the six month period ended December 31, 2001 were $4.6 million, representing an 11% increase over the same period a year ago. The increases in both periods were primarily due to increased employee costs attributable to additional staffing to support increased product development activity.

         General and administrative costs decreased 7% and 1% for the three and six months ended December 31, 2001, respectively, as compared to the same periods in fiscal year 2001, primarily due to reduced employee costs related to the second quarter restructuring and lower purchased services expenses, offset by increased general facility costs. During the second quarter of fiscal 2002, the Company also benefited from a non-recurring credit from an insurance company.

         In October 2001, the Company implemented a restructuring plan to reduce personnel costs, to bring costs more in line with revenues and improve financial performance of the Company. The restructuring plan was undertaken in response to the slowdown in the economy, which resulted in a decline in the Company's revenue in the first quarter of the 2002 fiscal year. Restructuring and related charges of $1.3 million were expensed in the quarter ended December 31, 2001. The restructuring charge consisted entirely of employee severance costs. The amounts reserved, amounts charged against the reserve as of December 31, 2001 and the balance of the reserve as of December 31, 2001 are as follows:

      ----------------------------------------------------------------------------------------------------------
      RESTRUCTURING COMPONENTS              BEGINNING RESERVE       CHARGES TO RESERVES          BALANCE AT
                                             (IN THOUSANDS)           (IN THOUSANDS)         DECEMBER 31, 2001
                                                                                               (IN THOUSANDS)
      ----------------------------------------------------------------------------------------------------------
      Employee severance                         $1,280                   $(489)                    $791
      ----------------------------------------------------------------------------------------------------------

         Employee groups impacted by the restructuring include finance and administration, product development, marketing, and field operations, principally in the Company's offices in the United States and also in the Company's United Kingdom office. A total of approximately 32 people, or 9% of the Company's worldwide headcount, were eliminated by this restructuring plan. All separations were completed prior to December 31, 2002. Total cash expenditures relating to the restructuring charge are expected to be $1.3 million, funded from the Company's available cash. Cash expenditures are expected to be paid through the second quarter of the 2003 fiscal year, principally during the remainder of fiscal year 2002. As of December 31, 2001, remaining cash expenditures are estimated to be approximately $0.8 million.

         The Company substantially completed the initiatives in its December 2001 restructuring plan during the second quarter of fiscal year 2002 and began to partially realize the benefits of this plan in the second quarter, with the full benefit of the plan to be realized by the third quarter of fiscal 2002. The Company expects the restructuring charge to have the impact of reducing employee related costs and third party expenses, and is part of cost reduction actions aimed at reducing annual operating costs by $2.5 million, primarily through personnel reductions, attrition and selected third party cost cuts. The Company does not expect personnel reductions to have a material negative effect on its operations because they were made in areas where the Company believes fewer employees are required to support the Company's current level of revenues. The Company's expectation as to the impact of its cost reduction actions and the impact of those actions on its operations are "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. Such expectations are subject to a number of uncertainties described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement."

OTHER INCOME AND EXPENSE





                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                        DECEMBER 31,                 DECEMBER 31,
                                                    ----------------------       ----------------------
                                                      2001        2000             2001         2000
                                                      ----        ----             ----         ----
                                                       (in thousands)               (in thousands)
OTHER INCOME (EXPENSE)
    Interest income                                 $    138    $     375        $     330    $    802
    Interest expense                                       -           (2)              (1)         (4)
    Exchange loss                                        (18)         (61)             (32)        (76)
                                                    ---------   ----------       ----------   ---------

         TOTAL OTHER INCOME                         $    120    $     312        $     297    $    722
                                                    =========   ==========       ==========   =========


         Lower interest rates on short-term investments and lower average cash balances during the three and six months ended December 31, 2001 resulted in decreased interest income during those periods, compared to the three and six months ended December 31, 2000.

      FOREIGN CURRENCY

         For the three and six months ended December 31, 2001, 41% and 40%, respectively, of the Company's total revenue was from outside North America compared with 46% and 44% for the three and six months ended December 31, 2000, respectively. Most of the Company's international revenue is denominated in foreign currencies. The Company recognizes currency transaction gains and losses in the period of occurrence. As currency rates are constantly changing, these gains and losses can, at times, fluctuate greatly. The Company's future operating results may be adversely impacted by the overall strengthening of the U.S. dollar against foreign currencies of countries where the Company conducts business; conversely, future operating results may be favorably impacted by an overall weakening of the U.S. dollar against foreign currencies. For the three and six months ended December 31, 2001, foreign currency fluctuations did not have a material impact on the Company's revenues, operating expenses or net income.

         The Company had several forward exchange contracts totaling a notional amount of $1.2 million, outstanding at December 31, 2001. See Note E of Notes to Condensed Consolidated Financial Statements.

PROVISION FOR INCOME TAXES

       The Company recognized no tax benefit associated with the losses incurred in the three months ended December 31, 2001. The Company fully reserved its deferred tax asset during the quarter ended September 30, 2001, resulting in a provision for income taxes of $8.2 million. Realization of deferred tax assets associated with the Company's future deductible temporary differences, net of operating loss carryforwards and tax credit carryforwards, is dependent upon generating sufficient taxable income prior to their expiration. Management now believes it is not likely that the deferred tax assets previously recognized will be realized through future taxable income generated by using a tax strategy available to the Company. This belief is based on a determination that the tax strategy is no longer consistent with the Company's business strategy. The Company's deferred tax assets were previously supported through the valuation of non-core and legacy product lines. Management believed that the sale of those product lines would have resulted in sufficient taxable income to realize the deferred tax assets. The Company's current business strategy, however, is not consistent with the sale of such product lines and, as a result, such tax strategies are no longer available. This change in the Company's business strategy was due to the impact of the continued decline in revenues from legacy product lines experienced in the quarter ended September 30, 2001, the current economic downturn and reduced market valuations in the technology sector.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2001 cash and cash equivalents were $19.3 million, compared with cash and cash equivalents of $24.1 million at June 30, 2001. The $4.8 million decrease in cash and cash equivalents is principally due to $4.5 million used in operating activities.

         Net cash of $4.5 million was used in operating activities in the six months ended December 31, 2001. The cash used in operating activities consisted primarily of a net loss of $11.0 million adjusted for non-cash items of $8.5 million, including the write-down of the Company's deferred tax asset, and $2.0 million used in working capital and other activities. Net cash used in working capital and other activities resulted primarily from a decrease in accrued payroll, partially offset by a decrease in accounts receivable. The decrease in accrued payroll is primarily due to payment of incentive accruals related to sales in the fourth quarter of fiscal 2001. The accounts receivable balance decreased primarily as a result of the decline in license fee and maintenance revenue for the quarter combined with an increase in cash collections

         Net cash of $0.3 million was used in investing activities for the six months ended December 31, 2001. The Company obtains most of its computer equipment under operating leases. During the first six months of fiscal year 2002, the Company entered into new operating leases with aggregate minimum lease payment obligations of $0.3 million. See Note G of Notes to Condensed Consolidated Financial Statements. At December 31, 2001, the Company did not have any material capital expenditure commitments.

         Net cash of $0.3 million was provided by financing activities in the six months ended December 31, 2001 and consisted primarily of proceeds from stock purchases under the Company's Employee Stock Purchase Plan.

         Total assets were $45.8 million at December 31, 2001, compared with total assets of $59.3 million at June 30, 2001. Working capital as of December 31, 2001 was $21.0 million, compared with $24.3 million as of June 30, 2001. The decrease in total assets from June 30, 2001 to December 31, 2001 was primarily due to the write-down of the deferred tax asset by $8.2 million and the decline in cash and cash equivalents during the six months ended December 31, 2001. The decrease in working capital from June 30, 2001 to December 31, 2001 was primarily due to the decline in cash and cash equivalents during that period.

         The Company has a $10 million credit agreement, which expires on September 30, 2003. Borrowings are secured by accounts receivable and the credit agreement contains covenants regarding, among other things, earnings leverage, net worth and payment of dividends. Under the terms of the credit agreement, the Company is not permitted to pay cash dividends on its common stock. Borrowings under this credit agreement were approximately $0.1 million and total available borrowings were $10 million at December 31, 2001. Borrowings available at any time are based on the lower of $10 million or a percentage of worldwide eligible accounts receivable and cash. At December 31, 2001, the interest rate on borrowings denominated in Japanese yen, which were used to hedge receivables, was 1.84%.

         As of December 31, 2001, the Company had $1.3 million of accruals remaining for cash restructuring expenses payable through the second quarter of the 2003 fiscal year, principally during the remainder of fiscal year 2002.

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

         The Company, at various times, denominates borrowings in foreign currencies and enters into forward exchange contracts to hedge exposures related to foreign currency transactions. The Company does not use any other types of derivatives to hedge such exposures nor does it speculate in foreign currency. In general, the Company uses forward exchange contracts to hedge against large selective transactions that present the most exposure to exchange rate fluctuations. At December 31, 2001 and June 30, 2001, the Company had forward contracts of approximately $1.2 million and $1.7 million (notional amounts), respectively, denominated in foreign currencies. The contracts outstanding at December 31, 2001 mature through March 15, 2002 and are intended to hedge various foreign currency commitments due from the Company's distributors. Due to the short-term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amounts at December 31, 2001 and June 30, 2001.

         Gains and losses on the forward contracts are largely offset by gains and losses on the underlying exposure. The Company conducts business in approximately 6 foreign currencies, predominately British pounds, the Euro and Japanese yen. A hypothetical 10 percent appreciation of the U.S. dollar from December 31, 2001 market rates would increase the unrealized value of the Company's forward contracts and a hypothetical 10 percent depreciation of the U.S. dollar from December 31, 2001 market rates would decrease the unrealized value of the Company's forward contracts. In either scenario, the gains or losses on the forward contracts would be largely offset by the gains or losses on the underlying transactions, and so would have an immaterial impact on the Company's results of operations.

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

SAFE HARBOR STATEMENT

         Certain information in this Form 10-Q Report contains "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, including those concerning the Company's future results, new market and business opportunities, strategy, the impact of cost reduction actions and product releases. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to, the demand for the Company's products and services; the size, timing and recognition of revenue from significant orders; the impact that cost reduction actions may have on the Company's revenues and operating results; increased competition and pricing pressures from competitors; the Company's success in and expense associated with developing, introducing and shipping new products; new product introductions and announcements by the Company's competitors; the level of interest and success of the Company's distributors in marketing and selling the Company's products; changes in Company strategy; product life cycles; the cost and continued availability of third party software and technology incorporated into the Company's products, including the impact of expiration of the license for Essbase in December 2002; the impact of rapid technological advances, evolving industry standards and changes in customer requirements, including the impact on the Company's revenues of Microsoft's OLAP database; the overall competition for key employees; cancellations of maintenance and support agreements; software defects; changes in operating expenses; fluctuations in foreign exchange rates; and economic conditions generally or in specific industry segments. The level of annual expense reductions resulting from cost reduction actions may vary due to a number of factors, including unanticipated increases in costs resulting from such actions. In addition, a significant portion of the Company's revenue in any quarter is typically derived from non-recurring license fees, a substantial portion of which is booked in the last month of a quarter. Since the purchase of the Company's products is relatively discretionary and generally involves a significant commitment of capital, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or cancelled. Further, the Company's expense levels are based, in part, on its expectations as to future revenue and a significant portion of the Company's expenses do not vary with revenue. As a result, if revenue is below expectations, results of operations are likely to be materially, adversely affected.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on November 19, 2001. There were three proposals voted on at the meeting, which were: the election of seven directors, an amendment to the Employee Stock Purchase Plan and an amendment to the Directors Stock Purchase Plan. The following table sets forth the results of the votes on these matters. All director nominees were elected and all Plan amendments were approved.

Election of Director Nominees:

                           Votes For                 Votes Withheld             Broker Non-Votes
                           ---------                 --------------             ----------------
Geoffrey B. Bloom          7,359,013                 1,284,447                          -
Daniel T. Carroll          7,359,370                 1,284,090                          -
Richard L. Crandall        7,352,432                 1,291,028                          -
Dennis G. Ganster          7,285,799                 1,357,661                          -
Kathryn A. Jehle           7,339,798                 1,303,662                          -
Alan G. Merten             7,357,469                 1,285,991                          -
John F. Rockart            7,360,872                 1,282,588                          -

Approval of the amendment to the Employee Stock Purchase Plan:

                           Votes For        Votes Against     Abstained         Broker Non-Votes
                           ---------        -------------     ---------         ----------------
                           3,701,475        1,564,390         33,002            3,344,592



Approval of the amendment to the Directors Stock Purchase Plan:

                           Votes For        Votes Against     Abstained         Broker Non-Votes
                           ---------        -------------     ---------         ----------------
                           7,069,617        1,536,572         37,271                    -



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits included with this Form 10-Q are set forth on the Index to Exhibits.

(b)      Reports on Form 8-K.

         On October 23, 2001, the Company filed a Form 8-K, making certain Regulation FD disclosure under Item 9.

                                    SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:  FEBRUARY 13, 2002                        COMSHARE, INCORPORATED
                                                    (Registrant)




                                                /s/ Brian Jarzynski
                                                ----------------------------
                                                Brian Jarzynski
                                                Vice President,
                                                Chief Financial Officer and
                                                Treasurer

                                INDEX TO EXHIBITS



     EXHIBIT NO.           DESCRIPTION

     10.01                 Fourth Amendment to Employee Stock Purchase Plan


     10.02                 Third Amendment to Director Stock Option Plan