Form 10-Q
period 2002-03-31
COMSHARE INC
filed 2002-05-14
CIK 201513

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



               X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             -----     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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
Yes   X       No
    -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of APRIL 30, 2002.

                                                     OUTSTANDING AT
   CLASS OF COMMON STOCK                             APRIL 30, 2002
   ---------------------                             --------------

      $1.00 PAR VALUE                               10,279,931 SHARES

                             COMSHARE, INCORPORATED

                                      INDEX


                                                                                                     Page No.
PART I - FINANCIAL INFORMATION


     ITEM 1. FINANCIAL STATEMENTS


         Condensed Consolidated Statements of Operations
             For the Three and Nine Months Ended March 31, 2002 and 2001.................................3

         Consolidated Statements of Comprehensive Income
             For the Three and Nine Months Ended March 31, 2002 and 2001.................................4


         Condensed Consolidated Balance Sheets as of
             March 31, 2002 and June 30, 2001............................................................5


         Condensed Consolidated Statements of Cash Flows for the
             Nine Months Ended March 31, 2002 and 2001...................................................7


         Notes to Condensed Consolidated Financial Statements............................................8


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS........................................................12


     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................19


PART II - OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................................................19


     SIGNATURE..........................................................................................20








PART I. - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS


                             COMSHARE, INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited; in thousands, except per share data)




                                                                          THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                                MARCH 31,              MARCH 31,
                                                                           2002         2001       2002        2001
                                                                         --------    --------    --------    --------
REVENUE
  Software licenses                                                      $  3,694    $  5,828    $ 11,881    $ 15,839
  Software maintenance                                                      5,768       5,885      17,524      17,625
  Implementation, consulting
     and other services                                                     4,046       4,164      13,400      12,681
                                                                         --------    --------    --------    --------
TOTAL REVENUE                                                              13,508      15,877      42,805      46,145

COSTS AND EXPENSES
  Selling and marketing                                                     6,782       6,140      18,138      17,404
  Cost of revenue and support                                               5,797       6,004      18,305      18,736
  Internal research and product development                                 2,341       2,284       6,941       6,425
  General and administrative                                                1,416       1,425       4,103       4,147
  Restructuring and unusual                                                     -         892       1,280         892
                                                                         --------    --------    --------    --------
TOTAL COSTS AND EXPENSES                                                   16,336      16,745      48,767      47,604
                                                                         --------    --------    --------    --------
LOSS FROM OPERATIONS                                                       (2,828)       (868)     (5,962)     (1,459)

OTHER INCOME
  Interest income                                                             128         304         458       1,107
  Interest expense                                                              -          (1)         (1)         (5)
  Exchange gain (loss)                                                         20           -         (12)        (77)
                                                                         --------    --------    --------    --------
TOTAL OTHER INCOME                                                            148         303         445       1,025

LOSS BEFORE TAXES                                                          (2,680)       (565)     (5,517)       (434)
  Provision (benefit) for income taxes                                     (1,040)        (48)      7,156           -
                                                                         --------    --------    --------    --------
NET LOSS                                                                 $ (1,640)   $   (517)   $(12,673)   $   (434)
                                                                         ========    ========    ========    ========
SHARES USED IN BASIC EPS COMPUTATION                                       10,272       9,940      10,166       9,836
                                                                         ========    ========    ========    ========
SHARES USED IN DILUTED EPS COMPUTATION                                     10,272       9,940      10,166       9,836
                                                                         ========    ========    ========    ========
NET LOSS PER COMMON SHARE - BASIC EPS                                    $  (0.16)   $  (0.05)   $  (1.25)   $  (0.04)
                                                                         ========    ========    ========    ========
NET LOSS PER COMMON SHARE - DILUTED EPS                                  $  (0.16)   $  (0.05)   $  (1.25)   $  (0.04)
                                                                         ========    ========    ========    ========


     See accompanying notes to condensed consolidated financial statements

                             COMSHARE, INCORPORATED
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (unaudited, in thousands)




                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                        MARCH 31,                 MARCH 31,
                                    2002         2001       2002        2001
                                  --------    ---------  ---------   ---------
Net loss                          $ (1,640)   $   (517)   $(12,673)   $   (434)

Other comprehensive loss:
  Currency translation adjustment     (108)       (442)       (202)       (595)
                                  --------    --------    --------    --------

COMPREHENSIVE LOSS                $ (1,748)   $   (959)   $(12,875)   $ (1,029)
                                  ========    ========    ========    ========





     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                           MARCH 31,     June 30,
                                                              2002         2001
                                                            -------      -------
                                                          (unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                 $18,294      $24,106
  Accounts receivable, net                                   17,647       19,541
  Deferred income taxes                                           -          767
  Prepaid expenses and other current assets                   2,461        1,411
                                                            -------      -------
      TOTAL CURRENT ASSETS                                   38,402       45,825

Property and equipment, at cost
  Computers & other equipment                                 6,979        6,716
  Leasehold improvements                                      2,675        2,649
                                                            -------      -------
                                                              9,654        9,365

  Less - Accumulated depreciation                             8,312        7,955
                                                            -------      -------
  Property and equipment, net                                 1,342        1,410


Deferred income taxes                                             -        7,355

Other assets                                                  3,932        4,687
                                                            -------      -------
      TOTAL ASSETS                                          $43,676      $59,277
                                                            =======      =======




See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)




                                                           MARCH 31,    June 30,
                                                             2002         2001
                                                           --------    --------
                                                          (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                        $  2,711    $  3,047
   Accrued liabilities:
     Payroll                                                  1,400       2,379
     Taxes                                                      671       1,370
     Other                                                    2,640       3,537
                                                           --------    --------
       Total current liabilities                              4,711       7,286

   Deferred revenue                                          11,611      11,166
                                                           --------    --------
          TOTAL CURRENT LIABILITIES                          19,033      21,499

Long-term debt                                                    -         164
Other liabilities                                             5,406       5,950

 SHAREHOLDERS' EQUITY
   Capital stock:
     Preferred stock, no par value;
     authorized 5,000,000 shares; none issued                     -           -
     Common stock, $1.00 par value;
     authorized 20,000,000 shares; outstanding
     10,279,932 shares as of March 31, 2002
     and 10,104,626 shares as of June 30, 2001               10,280      10,105
   Capital contributed in excess of par value                39,518      39,244
   Retained deficit                                         (20,397)     (7,724)
   Accumulated other comprehensive loss:
     Pension liability, net of tax                           (4,282)     (4,084)
     Cumulative translation adjustment                       (5,882)     (5,877)
                                                           --------    --------
       TOTAL SHAREHOLDERS' EQUITY                            19,237      31,664
                                                           --------    --------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 43,676    $ 59,277
                                                           ========    ========






     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited; in thousands)



                                                            NINE MONTHS ENDED
                                                                 MARCH 31,
                                                          ---------------------
                                                            2002         2001
                                                          --------     --------
OPERATING ACTIVITIES
  Net loss                                                $(12,673)    $   (434)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                              558          714
    Deferred income taxes                                    7,082         (562)
    Changes in operating assets and liabilities:
      Accounts receivable                                    1,915       (1,525)
      Prepaid expenses and other assets                        687          415
      Accounts payable                                        (333)         (64)
      Accrued liabilities                                   (2,545)      (2,802)
      Deferred revenue                                         459       (1,289)
      Other liabilities                                       (545)        (163)
                                                          --------     --------
        NET CASH USED IN OPERATING ACTIVITIES               (5,395)      (5,710)

INVESTING ACTIVITIES
  Payments for property and equipment                         (326)        (152)
  Other                                                       (106)        (165)
                                                          --------     --------
        NET CASH USED IN INVESTING ACTIVITIES                 (432)        (317)

FINANCING ACTIVITIES
  Net repayments under debt agreements                        (164)        (284)
  Other                                                        449          440
                                                          --------     --------
        NET CASH PROVIDED BY FINANCING ACTIVITIES              285          156

Effect of exchange rate changes                               (270)        (532)
                                                          --------     --------
NET DECREASE IN CASH                                        (5,812)      (6,403)

CASH AT BEGINNING OF PERIOD                                 24,106       29,506
                                                          --------     --------
CASH AT END OF PERIOD                                     $ 18,294     $ 23,103
                                                          ========     ========
SUPPLEMENTAL DISCLOSURES:

Cash paid for interest                                    $      1     $      5
                                                          ========     ========
Cash paid for income taxes                                $    108     $    785
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

       In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, required to present fairly its consolidated statements of operations and the consolidated statements of comprehensive income for the three and nine months ended March 31, 2002 and 2001, the consolidated balance sheets as of March 31, 2002 and the consolidated statements of cash flows for the nine months ended March 31, 2002 and 2001.

       The results of operations for the three and nine months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected in future quarters or the full fiscal year. The software industry is generally characterized by seasonal trends.

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


NOTE C -- RESTRUCTURING

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

      --------------------------------- -------------------------- ---------------------- -------------------------
      RESTRUCTURING COMPONENTS              BEGINNING RESERVE       CHARGES TO RESERVES          BALANCE AT
                                             (IN THOUSANDS)           (IN THOUSANDS)           MARCH 31, 2002
                                                                                               (IN THOUSANDS)
      --------------------------------- -------------------------- ---------------------- -------------------------
      Employee severance                         $1,280                   $(713)                    $567
      --------------------------------- -------------------------- ---------------------- -------------------------

       Total cash expenditures relating to the restructuring charge are expected to be $1.3 million. Such cash expenditures are expected to be funded from the Company's available cash, and be paid through the second quarter of the 2003 fiscal year, principally during the remainder of fiscal year 2002.

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

                             COMSHARE, INCORPORATED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      --------------------------------- -------------------------- ---------------------- -------------------------
      RESTRUCTURING COMPONENTS              BEGINNING RESERVE       CHARGES TO RESERVES          BALANCE AT
                                             (IN THOUSANDS)           (IN THOUSANDS)           MARCH 31, 2002
                                                                                               (IN THOUSANDS)
      --------------------------------- -------------------------- ---------------------- -------------------------
      Employee severance                          $892                    $(421)                    $471
      --------------------------------- -------------------------- ---------------------- -------------------------

         As of March 31, 2002, the Company had $1.0 million of accruals remaining from restructuring charges, payable through the second quarter of the 2003 fiscal year, principally during the remainder of the 2002 fiscal year. The entire amount is related to employee severance agreements.

NOTE D - BORROWINGS

         The Company has a $10 million credit agreement which expires on September 30, 2003. Borrowings are secured by accounts receivable and the credit agreement contains covenants regarding, among other things, earnings leverage, net worth and payment of dividends. Under the terms of the credit agreement, the Company is not permitted to pay cash dividends on its common stock. There were no borrowings under this credit agreement at March 31, 2002. Total available borrowings were $10 million at March 31, 2002. Borrowings available at any time are based on the lower of $10 million or a percentage of worldwide eligible accounts receivable and cash.

NOTE E - FINANCIAL INSTRUMENTS

         The Company, at various times, enters into forward exchange contracts to hedge certain exposures related to identifiable foreign currency transactions that are relatively certain as to both timing and amount. On July 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, as amended by SFAS No. 137 and SFAS No. 138 and has quantified the impact, determining that there was no material effect on the financial statements. The Company uses derivative financial instruments to manage its exposures to fluctuations in foreign exchange rates. The use of these financial instruments mitigates the Company's exposure to these risks with the intent of reducing the risks and variability of the Company's operating results. Initially, upon adoption of SFAS No. 133, and prospectively, on the date a derivative contract is entered into, the Company designates the derivative as a hedge. The ineffective portion of the hedge is recorded in earnings and reflected in the consolidated statement of operations as exchange gain or loss within other income (expense). The Company formally documents its hedge relationships, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. At March 31, 2002 and June 30, 2001, the Company had forward foreign currency exchange contracts outstanding of approximately $2.2 million and $1.7 million (notional amounts), respectively, denominated in foreign currencies. The contracts outstanding at March 31, 2002 mature at various dates through June 13, 2002 and are intended to hedge various foreign currency commitments due from the Company's distributors. Due to the short-term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amounts at March 31, 2002 and June 30, 2001.

NOTE F - PROVISION FOR INCOME TAXES

         The Company recognized an income tax benefit of approximately $1.0 million during the third quarter of fiscal 2002 as a result of the federal economic stimulus package signed into law on March 9, 2002, entitled the "Jobs Creation and Worker Assistance Act of 2002." The law contains a provision extending the general tax net operating loss carryback period to five years. This law enabled the Company to utilize net operating losses that had been fully reserved. As such, the Company recorded a receivable of approximately $1.0 million.

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

                             COMSHARE, INCORPORATED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE G - LEASES

         The Company leases office space, transportation and computer equipment under non-cancelable operating leases. Initial lease terms vary in length and several of the leases contain renewal options. Future minimum lease payments under all non-cancelable operating leases as of March 31, 2002 are as follows (in thousands):


             FISCAL YEARS ENDING JUNE 30,
--------------------------------------------------
2002                                                                     $ 1,180
2003                                                                       4,162
2004                                                                       3,626
2005                                                                       2,647
2006                                                                       1,183
Thereafter                                                                 1,582
                                                                         -------
Total minimum payments                                                   $14,380
                                                                         -------



         Minimum payments under non-cancelable operating leases have not been reduced by minimum sublease rentals of $5.0 million due in the future under non-cancelable subleases.


NOTE H - SEGMENT REPORTING

         The Company has only one reportable segment -- the development, marketing and support of financial analytic applications software for management planning and control. Revenue is derived from the licensing of software and the provision of related services, which include product implementation, consulting, training and support.

         No single customer accounted for more than 10% of the Company's total revenue in the three and nine months ended March 31, 2002 and 2001. In addition, the Company is not dependent on any single customer or group of customers. Geographic segment information is as follows:

                             COMSHARE, INCORPORATED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)





                                                         THREE MONTHS ENDED       NINE MONTHS ENDED
                                                               MARCH 31,               MARCH 31,
                                                          2002         2001        2002        2001
                                                         --------    --------    --------    --------
REVENUE FROM EXTERNAL CUSTOMERS:
   North America                                         $  7,201    $  9,102    $ 24,791    $ 25,989
   United Kingdom                                           2,280       2,892       7,178       8,893
   Other countries                                          4,027       3,883      10,836      11,263
                                                         --------    --------    --------    --------
     TOTAL REVENUE                                       $ 13,508    $ 15,877    $ 42,805    $ 46,145
                                                         ========    ========    ========    ========
OPERATING INCOME (LOSS):
   North America                                         $ (3,183)   $ (4,275)   $ (6,785)   $ (5,833)
   United Kingdom                                           1,834       3,835       4,664       5,387
   Other countries                                          2,639       2,534       6,977       7,185
                                                         --------    --------    --------    --------
     TOTAL OPERATING INCOME                                 1,290       2,094       4,856       6,739

Unallocated expenses                                       (3,970)     (2,659)    (10,373)     (7,173)
                                                         --------    --------    --------    --------
LOSS BEFORE TAXES                                        $ (2,680)   $   (565)   $ (5,517)   $   (434)
                                                         ========    ========    ========    ========


                                                         MARCH 31,   June 30,
                                                           2002        2001
                                                         --------    --------
IDENTIFIABLE ASSETS:
   North America                                         $ 35,847    $ 50,511
   United Kingdom and other countries                       7,829       8,766
                                                         --------    --------
     TOTAL IDENTIFIABLE ASSETS                           $ 43,676    $ 59,277
                                                         ========    ========





         Unallocated expenses consist of general corporate expenses, internal research and product development expenses, interest expense and interest income.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          The following discussion and analysis sets forth information for the three and nine months ended March 31, 2002 compared to the three and nine months ended March 31, 2001. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2001.


RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain financial data as a percentage of total revenue.




                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                             MARCH 31,                            MARCH 31,
                                                        ----------------------             ---------------------
                                                         2002             2001             2002             2001
                                                        -----             ----             ----             ----
REVENUE
  Software licenses                                      27.3%            36.7%            27.8%            34.3%
  Software maintenance                                   42.7             37.1             40.9             38.2
  Implementation, consulting and
   other services                                        30.0             26.2             31.3             27.5
                                                        -----            -----            -----            -----
    TOTAL REVENUE                                       100.0            100.0            100.0            100.0

COSTS AND EXPENSES
  Selling and marketing                                  50.2             38.7             42.4             37.7
  Cost of revenue and support                            42.9             37.8             42.8             40.6
  Internal research and product development              17.3             14.4             16.2             13.9
  General and administrative                             10.5              9.0              9.6              9.0
  Restructuring and unusual                               -                5.6              3.0              1.9
                                                        -----            -----            -----            -----
    TOTAL COSTS AND EXPENSES                            120.9            105.5            114.0            103.1

LOSS FROM OPERATIONS                                    (20.9)            (5.5)           (14.0)            (3.1)

OTHER INCOME (EXPENSE)
  Interest income                                         1.0              1.9              1.1              2.4
  Interest expense                                        -                -                -                0.0
  Exchange gain (loss)                                    0.1              -                -               (0.2)
                                                        -----            -----            -----            -----
     TOTAL OTHER INCOME                                   1.1              1.9              1.1              2.2

LOSS BEFORE TAXES                                       (19.8)            (3.6)           (12.9)            (0.9)

Provision (benefit) for income taxes                     (7.7)            (0.3)            16.7              -
                                                        -----            -----            -----            -----
NET LOSS                                                (12.1)%           (3.3)%          (29.6)%           (0.9)%
                                                        =====            =====            =====            =====

REVENUE


                                                    THREE MONTHS ENDED        PERCENT        NINE MONTHS ENDED         PERCENT
                                                          MARCH 31,            CHANGE           MARCH 31,               CHANGE
                                                    ------------------        -------       ------------------         -------
                                                     2002         2001                      2002          2001
                                                     ----         ----                      ----          ----
                                                     (in thousands)                           (in thousands)
MPC REVENUE
   Software licenses                              $ 3,390       $ 4,837        (29.9)%     $10,404       $11,799        (11.8)%
   Software maintenance                             3,455         3,183          8.5        10,179         8,985         13.3
   Implementation, consulting and
    other services                                  3,865         3,914         (1.3)       12,742        11,688          9.0
                                                  -------       -------                    -------       -------
      TOTAL MPC REVENUE                           $10,710       $11,934        (10.3)%     $33,325       $32,472          2.6%
                                                  =======       =======                    =======       =======
LEGACY REVENUE
   Software licenses                              $   304       $   991        (69.3)%     $ 1,477       $ 4,040        (63.4)%
   Software maintenance                             2,313         2,702        (14.4)        7,345         8,640        (15.0)
   Implementation, consulting and
    other services                                    181           250        (27.6)          658           993        (33.7)
                                                  -------       -------                    -------       -------
      TOTAL LEGACY REVENUE                        $ 2,798       $ 3,943        (29.0)%     $ 9,480       $13,673        (30.7)%
                                                  =======       =======                    =======       =======
TOTAL REVENUE
   Software licenses                              $ 3,694       $ 5,828        (36.6)%     $11,881       $15,839        (25.0)%
   Software maintenance                             5,768         5,885         (2.0)       17,524        17,625         (0.6)
   Implementation, consulting and
    other services                                  4,046         4,164         (2.8)       13,400        12,681          5.7
                                                  -------       -------                    -------       -------
       TOTAL REVENUE                              $13,508       $15,877        (14.9)%     $42,805       $46,145         (7.2)%
                                                  =======       =======                    =======       =======



          The decrease in total revenue of 15% from the quarter ended March 31, 2001 was primarily due to a 37% decrease in the Company's total software license revenue. The total revenue decline of 7% from the nine months ended March 31, 2001 was primarily due to a 31% decrease in the Company's older desktop (" legacy") products, offset by an increase of 3% in MPC revenue. For the fourth quarter of fiscal 2002, the Company expects total revenue of between $15.0 million and $15.3 million, compared to total revenue of $16.7 million in the fourth quarter of fiscal year 2001. MPC revenue was $10.7 million for the quarter ended March 31, 2002, representing 79% of total revenue, and $33.3 million for the nine months ended March 31, 2002, representing 78% of total revenue. This compares with MPC revenue representing 75% and 70% of total revenue for the three and nine months ending March 31, 2001, respectively. The Company's MPC Suite of software applications is comprised of Comshare MPC (formerly BudgetPLUS), Comshare FDC and Decision. The Company released a new version of Comshare MPC, version 4.5 in March 2002. The Company's expectation as to total revenue and earnings for the fourth quarter of fiscal 2002 is a "forward looking statement" within the meaning of the Securities Exchange Act of 1934, as amended. Such expectations are subject to a number of uncertainties described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Safe Harbor Statement."

          The 37% decrease in software license fees from the quarter ended March 31, 2001 was primarily due to a 30% decrease in license fees from the Company's MPC products. The decrease in license fee revenue reflects a continuation of the general economic weakness and reduced capital spending in the software industry, resulting in delays in a number of licensing contracts. License fee revenues from the Company's MPC products accounted for 92% of total license fees during the three months ended March 31, 2002 and 88% of total license fees for the nine month period ended March 31, 2002 versus 83% and 75%, respectively, for the same periods in the prior year. License fees in the Company's direct operations, which include North America and the United Kingdom, decreased 52% over the three month period and 28% over the nine month period ended March 31, 2001. In addition, restructuring of the Company's sales force, announced in January, and the transition associated with new sales leadership impacted performance during the quarter. Distributor license fees increased 1% compared to the three month period ended March 31, 2001, reflecting a 5% increase in MPC license fees, and decreased 20% compared to the nine month period ended March 31, 2001, reflecting a decline in sales of the Company's legacy products, which are concentrated in the distributor operations.

         Software maintenance revenues remained relatively flat from the three months and nine months ended March 31, 2001, decreasing 2% and 1%, respectively. This was primarily due to an increase of 9% and 13% in MPC product maintenance in the three and nine months ended March 31, 2002, respectively, offset by a decline of 14% and 15% for such periods, respectively, in legacy maintenance, due to mainframe and desktop maintenance cancellations. MPC product maintenance accounted for 60% of total maintenance for the three months ended March 31, 2002, versus 54% for the same period in fiscal year 2001. The growth in MPC maintenance revenue reflects the license fee growth and high retention rates associated with the MPC products, Software maintenance revenues decreased 1% from the nine-month period ended March 31, 2001 reflecting a decline in maintenance revenues from legacy products, offset by the growth in the Company's MPC products.

         Implementation, consulting and other services revenue was $4.0 million and $13.4 million for the three and nine months ended March 31, 2002, respectively. Implementation, consulting and other services revenue was $4.2 million and $12.7 million for the three and nine months ended March 31, 2001, respectively. During the quarter ended March 31, 2002, 96% of total implementation services revenue was related to MPC products. Implementation services revenue related to MPC products was 95% of total implementation services revenue for the nine months ended March 31, 2002.

COSTS AND EXPENSES
------------------


                                                       THREE MONTHS ENDED        PERCENT      NINE MONTHS ENDED       PERCENT
                                                            MARCH 31,             CHANGE          MARCH 31,            CHANGE
                                                       ------------------        -------      ----------------        -------
                                                       2002          2001                     2002        2001
                                                         (in thousands)                        (in thousands)

COSTS AND EXPENSES
  Selling and marketing                               $ 6,782      $ 6,140        10.5%     $18,138      $17,404        4.2%
  Cost of revenue and support                           5,797        6,004        (3.4)      18,305       18,736       (2.3)
  Internal research and product development             2,341        2,284         2.5        6,941        6,425        8.0
  General and administrative                            1,416        1,425        (0.6)       4,103        4,147       (1.1)
  Restructuring and unusual                                 -          892         -          1,280          892        -
                                                      -------      -------                  -------      -------
     TOTAL COSTS AND EXPENSES                         $16,336      $16,745        (2.4)%    $48,767      $47,604        2.4%
                                                      -------      -------                  -------      -------


         Total costs and expenses decreased 2% for the three month period, and increased 2% for the nine month period, ended March 31, 2002, compared to the prior year. The decrease in the three month period was primarily due to cost reduction actions taken in the second quarter partially offset by bad debt expenses incurred during the quarter. Included in total costs and expenses for fiscal 2001 was a $0.9 million restructuring charge. The increase in the nine month period was primarily due to an increase in selling and marketing expenses and, to a lesser degree, increased internal research and product development expenses.

         Selling and marketing expenses increased 11% and 4% in the three and nine months ended March 31, 2002, respectively compared to the prior year. The increase in the three months ended March 31, 2002 from the same quarter a year ago is primarily due to an increase in bad debt expense, partially offset by decreased spending in promotional and other purchased services. During the quarter the Company took a charge of $0.9 million to reserve for receivables related to foreign territories, primarily Latin America. The increase in the nine months ended March 31, 2002 is primarily due to the increase in bad debt expense.

         Cost of revenue and support expenses decreased 3% and 2% for the three and nine months ended March 31, 2002, respectively. The decrease in both periods was primarily due to the decrease in royalty expenses resulting from lower sales of Hyperion Solutions Corporation's Essbase database. The Company licenses the Essbase database from Hyperion under an agreement that expires in December 2002, and resells it in connection with many of its MPC products.

         Internal research and product development costs increased 3% and 8% to $2.3 million and $6.9 million in the three and nine months ended March 31, 2002 respectively compared to the prior year. The increase is primarily due to increased employee costs attributable to additional staffing to support increased product development activity.

         General and administrative costs have remained relatively flat, decreasing 1% from each of the three and nine-month periods ended March 31, 2001, primarily due to reduced employee costs related to the second quarter restructuring plan.

         In October 2001, the Company implemented a restructuring plan to reduce personnel costs, to bring costs more in line with revenues and improve the financial performance of the Company. The restructuring plan was undertaken in response to the slowdown in the economy, which resulted in a decline in the Company's revenue in the first quarter of the 2002 fiscal year. Restructuring and related charges of $1.3 million were expensed in the quarter ended December 31, 2001. The restructuring charge consisted entirely of employee severance costs. The amounts reserved, amounts charged against the reserve as of March 31, 2002 and the balance of the reserve as of March 31, 2002 are as follows:


      --------------------------------- -------------------------- ---------------------- -------------------------
      RESTRUCTURING COMPONENTS              BEGINNING RESERVE       CHARGES TO RESERVES          BALANCE AT
                                             (IN THOUSANDS)           (IN THOUSANDS)           MARCH 31, 2002
                                                                                               (IN THOUSANDS)
      --------------------------------- -------------------------- ---------------------- -------------------------
      Employee severance                         $1,280                   $(713)                    $567
      --------------------------------- -------------------------- ---------------------- -------------------------

         Employee groups impacted by the restructuring include the finance and administration, product development, marketing, and field operations, principally in the Company's offices in the United States and also in the Company's United Kingdom office. A total of 32 people, or 9% of the Company's worldwide headcount, were eliminated by this restructuring plan. All separations were completed prior to December 31, 2001. Total cash expenditures relating to the restructuring charge are expected to be $1.3 million, funded from the Company's available cash. Cash expenditures are expected to be paid through the second quarter of the 2003 fiscal year, principally during the remainder of fiscal year 2002. As of March 31, 2002, remaining cash expenditures are expected to be approximately $0.6 million.

         The Company substantially completed the initiatives in its December 2001 restructuring plan during the second quarter of fiscal year 2002 and began to partially realize the benefits of this plan in the second quarter, with the full benefit of the plan realized in the third quarter of fiscal 2002. The restructuring charge has reduced employee related costs and third party expenses, and is part of cost reduction actions aimed at reducing annual operating costs by $2.5 million, primarily through personnel reductions, attrition and selected third party cost cuts. The Company does not believe personnel reductions have had a material negative effect on its operations because they were made in areas where the Company believes fewer employees are required to support the Company's current level of revenues. The Company's expectation as to the impact of its cost reduction actions and the impact of those actions on its operations are "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. Such expectations are subject to a number of uncertainties described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Safe Harbor Statement."

OTHER INCOME AND EXPENSE


                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                        MARCH 31,                MARCH 31,
                                   ------------------        -----------------
                                    2002         2001        2002         2001
                                    ----         ----        ----         ----
                                     (in thousands)            (in thousands)
OTHER INCOME
  Interest income                 $   128     $   304      $   458      $ 1,107
  Interest expense                      -          (1)          (1)          (5)
  Exchange gain (loss)                 20           -          (12)         (77)
                                  -------     -------      -------      -------
     TOTAL OTHER INCOME           $   148     $   303      $   445      $ 1,025
                                  =======     =======      =======      =======




         Lower interest rates on short-term investments and lower average cash balances during the three and nine months ended March 31, 2002 resulted in decreased interest income during those periods, compared to the three and nine months ended March 31, 2001.

FOREIGN CURRENCY

         For the three and nine months ended March 31, 2002, 46.7% and 42.1%, respectively, of the Company's total revenue was from outside North America compared with 42.7% and 43.7% for the three and nine months ended March 31, 2001, respectively. Most of the Company's international revenue is denominated in foreign currencies. The Company recognizes currency transaction gains and losses in the period of occurrence. As currency rates are constantly changing, these gains and losses can, at times, fluctuate greatly. The Company's future operating results may be adversely impacted by the overall strengthening of the U.S. dollar against foreign currencies of countries where the Company conducts business; conversely, future operating results may be favorably impacted by an overall weakening of the U.S. dollar against foreign currencies. For the three and nine months ended March 31, 2002, foreign currency fluctuations did not have a material impact on the Company's revenues, operating expenses or net income.

         The Company had several forward exchange contracts totaling a notional amount of $2.2 million, outstanding at March 31, 2002. See Note D of Notes to Condensed Consolidated Financial Statements.

PROVISION FOR INCOME TAXES

         The Company recognized an income tax benefit of approximately $1.0 million during the third quarter of fiscal 2002 as a result of the federal economic stimulus package signed into law on March 9, 2002, entitled the "Jobs Creation and Worker Assistance Act of 2002." The law contains a provision extending the general tax net operating loss carryback period to five years. This law enabled the Company to utilize net operating losses that had been fully reserved. As such, the Company recorded a receivable of approximately $1.0 million.


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

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2002 cash and cash equivalents were $18.3 million, compared with cash and cash equivalents of $24.1 million at June 30, 2001. The $5.8 million decrease in cash and cash equivalents is primarily due to $5.4 million used in operating activities.

         Net cash of $5.4 million was used in operating activities in the nine months ended March 31, 2002. The cash used in operating activities consisted primarily of a net loss of $12.7 million adjusted for non-cash items of $7.6 million, including the write-down of the Company's deferred tax asset, and $0.3 million used in working capital and other activities. Net cash used in working capital and other activities resulted primarily from an increase in prepaid expenses combined with a decrease in accrued payroll, partially offset by a decrease in accounts receivable. The increase in prepaid expenses is primarily due to income taxes receivable. The decrease in accrued payroll is primarily due to payment of incentive accruals related to sales in the fourth quarter of fiscal 2001. The accounts receivable balance decreased primarily as a result of the decline in license fee and maintenance revenue for the quarter, and was also affected by an increase in cash collections.

         Net cash of $0.4 million was used in investing activities for the nine months ended March 31, 2002. The Company obtains most of its equipment under operating leases. During the first nine months of fiscal year 2002, the Company entered into new operating leases with aggregate minimum lease payment obligations of $0.4 million. See Note G of Notes to Condensed Consolidated Financial Statements. At March 31, 2002, the Company did not have any material capital expenditure commitments.

         Net cash of $0.3 million was provided by financing activities in the nine months ended March 31, 2002 and consisted primarily of proceeds from stock purchases under the Company's Employee Stock Purchase Plan slightly offset by repayment of long-term borrowings.

         Total assets were $43.7 million at March 31, 2002, compared with total assets of $59.3 million at June 30, 2001. Working capital as of March 31, 2002 was $19.4 million, compared with $24.3 million as of June 30, 2001. The decrease in total assets from June 30, 2001 to March 31, 2002 was primarily due to the write-down of the deferred tax asset by $8.2 million and the decline in cash and cash equivalents during the nine months ended March 31, 2002. The decrease in working capital from June 30, 2001 to March 31, 2002 was primarily due to the decline in cash and cash equivalents during that period.

         The Company has a $10 million credit agreement which expires on September 30, 2003. Borrowings are secured by accounts receivable and the credit agreement contains covenants regarding, among other things, earnings leverage, net worth and payment of dividends. Under the terms of the credit agreement, the Company is not permitted to pay cash dividends on its common stock. There were no borrowings under this agreement at March 31, 2002. Total available borrowings were $10 million at March 31, 2002. Borrowings available at any time are based on the lower of $10 million or a percentage of worldwide eligible accounts receivable and cash.

         As of March 31, 2002, the Company had $1.0 million of accruals remaining for cash restructuring expenses payable through the second quarter of the 2003 fiscal year, principally during the remainder of the 2002 fiscal year.

         The Company believes that the combination of present cash balances and amounts available under credit facilities will be sufficient to meet the Company's currently anticipated cash requirements for at least the next twelve months. The foregoing statement is a "forward looking statement" within the meaning of the Securities and Exchange Act of 1934, as amended. The extent to which such sources will be sufficient to meet the Company's anticipated cash requirements is subject to a number of uncertainties, including the ability of the Company's operations to generate sufficient cash to support operations, and other uncertainties described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Safe Harbor Statement."

MARKET SENSITIVITY ANALYSIS

          The Company is exposed to market risk from changes in foreign exchange and interest rates. To reduce the risk from changes in foreign exchange rates, the Company selectively uses financial instruments. The Company does not hold or issue financial instruments for trading purposes.

          The Company, at various times, denominates borrowings in foreign currencies and enters into forward exchange contracts to hedge exposures related to foreign currency transactions. The Company does not use any other types of derivatives to hedge such exposures nor does it speculate in foreign currency. In general, the Company uses forward exchange contracts to hedge against large selective transactions that present the most exposure to exchange rate fluctuations. At March 31, 2002 and June 30, 2001, the Company had forward contracts of approximately $2.2 million and $1.7 million (notional amounts), respectively, denominated in foreign currencies. The contracts outstanding at March 31, 2002 mature through June 13, 2002 and are intended to hedge various foreign currency commitments due from the Company's distributors. Due to the short-term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amounts at March 31, 2002 and June 30, 2001.

          Gains and losses on the forward contracts are largely offset by gains and losses on the underlying exposure. The Company conducts business in approximately 6 foreign currencies, predominately British pounds, the Euro and Japanese yen. A hypothetical 10 percent appreciation of the U.S. dollar from March 31, 2002 market rates would increase the unrealized value of the Company's forward contracts and a hypothetical 10 percent depreciation of the U.S. dollar from March 31, 2002 market rates would decrease the unrealized value of the Company's forward contracts. In either scenario, the gains or losses on the forward contracts would be largely offset by the gains or losses on the underlying transactions, and so would have an immaterial impact on the Company's results of operations.

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

SAFE HARBOR STATEMENT

          Certain information in this Form 10-Q Report contains "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, including those concerning the Company's future results, prospects for improved business conditions, new market and business opportunities, strategy and product releases. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to, the demand for the Company's products and services; the size, timing and recognition of revenue from significant orders; the impact that cost reductions may have on the Company's revenues and operating results; increased competition and pricing pressures from competitors; the Company's success in and expense associated with developing, introducing and shipping new products; new product introductions and announcements by the Company's competitors; the level of interest and success of the Company's distributors in marketing and selling the Company's products; changes in Company strategy; product life cycles; the cost and continued availability of third party software and technology incorporated into the Company's products, including the impact of expiration of the license for Essbase in December 2002; the impact of rapid technological advances, evolving industry standards and changes in customer requirements, including the impact on the Company's revenues of Microsoft's OLAP database; the overall competition for key employees; cancellations of maintenance and support agreements; software defects; changes in operating expenses; fluctuations in foreign exchange rates; and economic conditions generally or in specific industry segments. The level of annual expense reductions resulting cost reduction actions may vary due to a number of factors, including unanticipated increases in costs resulting from such actions or otherwise. In addition, a significant portion of the Company's revenue in any quarter is typically derived from non-recurring license fees, a substantial portion of which is booked in the last month of a quarter. Since the purchase of the Company's products is relatively discretionary and generally involves a significant commitment of capital, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or cancelled. Further, the Company's expense levels are based, in part, on its expectations as to future revenue and a significant portion of the Company's expenses do not vary with revenue. As a result, if revenue is below expectations, results of operations are likely to be materially, adversely affected.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."





PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      None.

(b)      Reports on Form 8-K.

         There were no reports on Form 8-K filed during the quarter ended March 31, 2002.

                                    SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:  MAY 14, 2002                 COMSHARE, INCORPORATED
                                        (Registrant)




                                    /s/ Brian Jarzynski
                                    ---------------------------------
                                    Brian Jarzynski
                                    Vice President,
                                    Chief Financial Officer,
                                    Treasurer and Assistant Secretary