Form 10-K
period 2002-06-30
COMSHARE INC
filed 2002-09-30
CIK 201513

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

        FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2002

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from ___________ to __________


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

                              YES [X]       NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of August 31, 2002 based on $2.03 per share, the last sale price for the Common Stock on such date as reported on the Nasdaq National Market(R), was approximately $21,285,000.

As of August 31, 2002 the Registrant had 10,485,083 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Document                                  Part of Form 10-K Report
         --------                                into which it is incorporated
Portions of Proxy Statement for the              -----------------------------
2002 Annual Meeting of Shareholders                           III
(The "2002 Proxy Statement")

                                   UNDERTAKING

         The Company will furnish any exhibit to this report on Form 10-K to a shareholder upon payment of 10 cents per page for photo copying, postage and handling expenses and upon written request made to:

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

GENERAL

     Comshare, Incorporated and its subsidiaries (collectively referred to as "Comshare" or the "Company") develop, market and support management planning and control application software. Management planning and control is the process that encompasses planning, budgeting, forecasting, financial consolidation, management reporting and analysis. The Company's management planning and control applications are designed to help management effectively implement its strategy. The Company targets its products and services primarily for chief financial officers and the finance function across a broad range of industries, offering them software solutions that will help them add value to their organizations and increase their effectiveness and efficiency.

     The Company is focused on serving the emerging corporate performance management market, a market in which integrated software systems are used to monitor the business performance of an organization. To date, the market for planning, budgeting, forecasting, financial consolidation and reporting applications has been served principally by point solutions that the Company believes do not effectively support a management process that should be highly integrated and is frequently iterative. Many companies do not integrate their strategic planning with their budgeting and operating planning processes and find strategies are not effectively implemented. Many companies use spreadsheets for budgeting, and face the difficult task of maintaining complicated spreadsheet applications and the accompanying data integrity problems. Despite the investments made in data warehouse solutions and Enterprise Resource Planning ("ERP") systems, many companies still have not fulfilled the need to provide broadly-deployed financial and performance information to managers.

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

BUSINESS STRATEGY

     The Company's objective is to be a leading software provider of corporate performance management applications. The key elements of the Company's strategy include the following:

ESTABLISH COMSHARE AS A LEADER IN THE CORPORATE PERFORMANCE MANAGEMENT MARKET.

1. Offer an integrated software solution for management planning and control processes, replacing the disparate systems for planning, budgeting, forecasting, financial consolidation, management reporting and analysis. An integrated software solution eliminates the wasted time spent re-keying data, reconciling separate systems and the accompanying data integrity problems, freeing up finance staff time to focus on value-added activities. An integrated software solution also enables management to more quickly respond to changes in the business environment, to adjust plans, change tactics and reallocate resources.

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

3. Offer customers their choice of mainstream business intelligence ("BI") platforms underlying the applications. Increasingly, customers have standardized on a strategic BI technology platform and prefer to purchase applications that utilize that technology. Comshare provides multidimensional software solutions on both Microsoft and Oracle business intelligence platforms.

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

5. Distribute worldwide to a range of customers from medium-sized to the largest companies, through multiple channels. Customers in over 30 countries have purchased Comshare products, and Comshare supports worldwide deployment by global companies through a network of direct and indirect channels.

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

     The Company currently offers MPC applications for planning, budgeting, forecasting, financial consolidation and management reporting and analysis:
Comshare MPC (formerly BudgetPLUS), Comshare Decision ("Decision"), and Comshare FDC ("FDC"). Customers can buy some or all of these applications, depending on their needs. In addition, the Company supports a number of legacy products.

1.  COMSHARE MPC

     Comshare's flagship application is Comshare MPC, a web-architected planning, budgeting, forecasting, management reporting and analysis application. Comshare MPC is designed to improve the effectiveness of strategic planning and top-down target setting, shorten budget cycles, reduce the time and cost of budgeting, deliver financial information and improve management decision-making.

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

     Customers have their choice of databases when licensing Comshare MPC, which allows them to select the database that fits their technology standards. Comshare MPC supports both relational and OLAP database technology platforms, including Microsoft SQL Server, Microsoft Analysis Services, Oracle, IBM DB2 OLAP Server, and Hyperion Solution Corporation's Essbase.

     Comshare MPC is available in both web-based and client/server versions, and customers may implement a mixed environment of both web and client/server.

2.  COMSHARE DECISION

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

     Decision capitalizes on the increased use of multi-dimensional analysis by business professionals to solve business problems. Using multi-dimensional analysis, business professionals view information in a way that is consistent with their perspective on the underlying business (e.g., across time periods, business measures, geographies, products and markets). Decision includes software necessary to deliver an enterprise-wide reporting and analysis application, including software that 1) gathers and consolidates data from multiple, disparate data sources, 2) uses server-based technology to facilitate computer-intensive functions such as sorting and ad-hoc calculations and 3) provides analysis capabilities and front end presentation for end-users.

     Decision offers advanced visualization and proactive alerting capabilities to help end-users focus on important exceptions in large amounts of information. End-users can use this exception alerting capability to define the data to be monitored and the acceptable data ranges that they want to be alerted on.

     The Company views the web as an important technology platform for the types of applications that Decision supports, and Decision is available on both web and client/server platforms. Decision supports Essbase, Microsoft SQL Server, Microsoft Analysis Services, IBM DB2 OLAP Server databases, as well as other OLAP databases that support the Microsoft OLE DB for OLAP standard.

3.  COMSHARE FDC

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

     FDC is designed to address the requirements of an organization wanting to implement a distributed statutory consolidation application. The Company has selected the Pervasive Btrieve database and engine to allow the customer to install FDC in a central server location, as well as distributing the application to remote server workstation locations.

4.  LEGACY PRODUCTS

     Because Comshare has been in business for over thirty-five years, the Company has a number of older products that it continues to support. Comshare continues to support Commander OLAP, the predecessor to Decision, older desktop EIS and modeling products, third party databases, and System W and IFPS products for use on mainframe computers. Customers use System W and IFPS for applications similar to those developed with Decision, although the multi-dimensional database resides on the mainframe rather than on the server. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

CUSTOMERS

     Comshare and its distributors are currently providing maintenance at over 2,180 corporate and public sector customer sites in 34 countries. Comshare's diversified customer base includes many Fortune 1000 and Financial Times 1000 industrial companies as well as large and mid-sized companies in the manufacturing, financial services, utility, and services industries, and many governmental and other public sector organizations.

SALES AND MARKETING

     Comshare's products and services are sold on a worldwide basis by direct sales operations, an extensive worldwide distributor network and a reseller channel that targets mid-sized companies or specific vertical markets. Comshare distributors and resellers leverage the Company's software and application expertise and offer presale and postsale implementation, consulting, customer support and services.

     The Company sells and markets its software products and services in the U.S., Canada and the U.K. through its direct sales organizations. Direct sales operations are organized geographically.

     The Company has an extensive distributor network covering 35 countries not directly served by the Company. The Company has selected established software application vendors to act as distributors to market, implement and support Comshare's products in their respective geographic areas. Revenue from the Company's distributors was $14.2 million, or approximately 24% of total revenue, in fiscal 2002 as compared to $14.8 million, or approximately 24% of total revenue in fiscal 2001.

     The Company has a group of 7 resellers that focus on sales in the middle market enterprises in the US, UK and Canada as compared to 10 resellers in the fiscal year ended June 30, 2001. The Company is in the process of changing its reseller program to more industry specific resellers resulting in the current reduced number of relationships in these countries.

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

         The Company has worked with Microsoft Corporation to produce an offering of Comshare MPC and Microsoft SQL Server 2000 which delivers a complete corporate performance management system to assist organizations in implementing and executing corporate strategies, and which takes advantage of the Microsoft BI platform. In July 2002, Microsoft launched a marketing campaign to increase the awareness and educate the market on this offering and corporate performance management in general. Dubbed "The Power of 2: Microsoft & Comshare," the campaign targets senior finance and information technology professionals from medium to large enterprises.

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

     Comshare MPC is developed on the Comshare Application Architecture ("CAA"). This architecture is a multi-tiered design with a back-end database tier, an application server tier consisting of an innovative set of application objects and components and a client-side presentation tier. The CAA enables Comshare's software to run on a variety of back-end databases and supports both client/server and web desktops. Comshare MPC and Decision are fully web-enabled. During fiscal 2002, FDC also was web-enabled for much of its data entry, reporting and analysis functions.

     To broaden the market potential for Comshare MPC, the Company developed relational technology versions that run on mainstream relational databases, including Essbase, Microsoft SQL Server, Microsoft Analysis Services, IBM DB2 OLAP Server databases, as well as other OLAP databases that support the Microsoft OLE DB for OLAP standard.

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

     During the fiscal years ended June 30, 2002, 2001 and 2000, worldwide internal research and product development expenses were (in thousands):


                                                  2002         2001        2000
Internal research and product development       $ 9,353      $ 8,838     $ 9,070
As a % of total revenue                           16.0%        14.1%       14.8%


     Internal research and product development was consistent as a percentage of revenue over the fiscal years 2000 and 2001. The increased spending on internal research and product development from fiscal 2001 to 2002 was primarily due to increased employee costs attributable to additional staffing to support increased product development activity.

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

     Comshare distributes its software products under software license agreements that generally grant customers a non-exclusive license to use the Company's products. The Company considers its software products to be valuable and unique assets and actively attempts to protect them contractually, generally by restricting usage to internal operations and prohibiting the unauthorized reproduction or transfer to third parties. The Company also believes that the provision of continuing maintenance and support services and the contractual right to audit its customers' use of the Company's products reduce the risk of unauthorized reproduction.

     The Company has registered certain of its trademarks and copyrights. The Company is the owner of various trademarks, including Comshare(R), Comshare MPC, Comshare Decision, Comshare EIS, Comshare FDC, The Decision Support Company(R), Overview and Comshare Application Architecture, as well as various other trademarks associated with its legacy products. The Company's software contains the statutory copyright notices.

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

     Examples of third party software tools that are either incorporated into or used with Comshare's products include Hyperion Solutions Corporation's ("Hyperion") Essbase, Inxight's Hyperbolic Tree, Pervasive Software, Inc.'s ("Pervasive") Pervasive.SQL 2000 database, Strategic Mapping, Inc.'s Atlas View SDK, Tidestone Technologies, Inc.'s Formula One, and Quadbase Systems, Inc.'s EspressChart.

     Comshare resells Hyperion's Essbase database in connection with Comshare's Decision and Comshare MPC products. While Essbase sales do not represent a significant percentage of the Company's license revenue, a significant percentage of the Company's maintenance revenues involve products using Essbase. Comshare's worldwide license to resell Essbase expires December 31, 2002, at which time Comshare will no longer sell Essbase. The license may be terminated earlier in the event of an uncured material breach. The license agreement provides that Comshare and its distributors can continue to maintain and support its customer base after termination of the license agreement, which will include the ability to continue selling Essbase maintenance services to customers. For a discussion of the impact of the termination of the license for Hyperion's Essbase database, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of fiscal year ended June 30, 2002 to fiscal year ended June 30, 2001.

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

INTERNATIONAL OPERATIONS

     The Company derived 41.2%, 42.8% and 47.9% of its total revenue from outside North America in fiscal 2002, 2001, and 2000, respectively, and expects that revenue generated outside North America will continue to represent a significant portion of the Company's total revenue. This international business is subject to various risks inherent in international activities, including the impact on the Company's operations of, and the burdens of complying with, a wide variety of laws, regulations, rules and policies of local foreign governments, such as those relating to currency controls, hiring and termination of employees, import restrictions and the protection of proprietary rights.

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

EMPLOYEES

     Comshare employed 331 full-time employees as of June 30, 2002 including:
108 in sales and marketing, 55 in consulting and implementation services, 78 in research and product development and 90 in customer support and administration. None of the Company's employees are represented by a collective bargaining agreement, nor has the Company experienced any work stoppages. The Company considers its relations with its employees to be good.

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

ITEM 2.         PROPERTIES

     Comshare leases sales offices and general office space in 10 major cities throughout the United States, Canada and the United Kingdom. Comshare's primary leased locations are identified in the following table:



                           APPROXIMATE                                                  LEASE
                           AREA IN                                                      EXPIRATION
LOCATION                   SQUARE FEET        PRINCIPAL ACTIVITY                        DATE
--------                   -----------        ------------------                        ----------
Ann Arbor, Michigan        70,000             Headquarters, Administration, Sales,      February 2005
                                              Marketing, Research and Product
                                              Development and Customer Support


London, England            34,000             Sales, Marketing and Implementation       January 2008
                                              Services




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

                FISCAL YEAR                      MARKET PRICES
                                                 -------------
               ENDING JUNE 30                HIGH             LOW
               --------------                ----             ---

  2001   First Quarter                          5.75            4.13
         Second Quarter                         4.25            2.63
         Third Quarter                          4.00            2.53
         Fourth Quarter                         3.70            2.70

  2002   First Quarter                          2.95            2.85
         Second Quarter                         2.92            2.87
         Third Quarter                          2.66            2.30
         Fourth Quarter                         2.26            2.20

  2003   First Quarter                          2.11            2.00
         (through August 31, 2002)





     At August 31, 2002, there were approximately 754 holders of record of the Company's common stock.


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

         The information pertaining to the securities the Company has authorized for issuance under equity compensation plans is hereby incorporated by reference to Item 12 on Form 10-K.

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

                                                                         FISCAL YEARS ENDED JUNE 30,
                                                     ------------------------------------------------------------------
                                                      2002         2001         2000         1999          1998
                                                                               (IN THOUSANDS)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Revenue                                              $ 58,458      $ 62,841    $ 61,323     $ 63,972       $ 87,203
Loss from operations
   before restructuring and
   unusual charges                                     (4,630)         (224)       (363)      (2,985)        (4,034)
Loss from operations                                   (5,910)       (1,116)       (363)      (3,952)       (14,724)
Net income (loss)                                     (12,484)           83         679       (1,136)         5,266
   Per common share -
     Diluted EPS                                      $ (1.22)       $ 0.01      $ 0.07      $ (0.12)        $ 0.50
Average shares                                         10,197         9,865       9,664        9,700          9,903

                                                                                  JUNE 30,
                                                     ------------------------------------------------------------------
                                                      2002         2001         2000         1999          1998
                                                                               (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:

Cash & cash equivalents                              $ 19,280      $ 24,106    $ 29,506     $ 32,212       $ 49,311
Total assets                                           45,693        59,277      62,424       63,455         88,692
Long-term debt                                              -           164         599        1,198          1,434
Total shareholders' equity                           $ 17,562      $ 31,664    $ 30,891     $ 31,266       $ 38,405
Working capital                                      $ 20,028      $ 24,326    $ 24,883     $ 24,454       $ 29,531

ADDITIONAL DATA:

Number of employees at year end                           331           340         334          353            405



NOTES:     (1)  The loss from operations for the fiscal years ended June 30,
                2002, 2001, 1999 and 1998 includes restructuring and unusual charges of $1,280,000, $892,000, $967,000, and $10,690,000, respectively. See Note 2 of the Notes to Consolidated Financial
                Statements for information regarding restructuring and unusual charges for the years ended June 30, 2002 and 2001.

           (2) Net loss for the fiscal year ended June 30, 2002, includes the $9.2 million valuation allowance provided against the Company's deferred tax asset.

           (3) Net loss for the fiscal year ended June 30, 1999 includes a $1,102,000 income tax benefit, recognizing the availability of an income tax refund.

           (4) Net income for the fiscal year ended June 30, 1998, includes an after-tax gain of $19,986,000 from the sale of the Company's Retail Business. The Retail Business accounted for approximately $17,800,000 of the Company's 1998 revenue.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain financial data as a percentage of total revenue:

                                                                FISCAL YEARS ENDED JUNE 30,
                                                              2002           2001           2000
                                                           ---------      ---------      ---------

REVENUE
   Software licenses                                           29.8  %        35.3 %         38.2  %
   Software maintenance                                        39.5           37.5           38.0
   Implementation, consulting and other services               30.7           27.2           23.8
                                                           ---------      ---------      ---------
TOTAL REVENUE                                                 100.0          100.0          100.0

COSTS AND EXPENSES
   Selling and marketing                                       41.4           37.9           39.4
   Cost of revenue and support                                 41.0           38.9           35.7
   Internal research and product development                   16.0           14.1           14.8
   General and administrative                                   9.5            9.5           10.7
   Restructuring and unusual charges                            2.2            1.4              -
                                                           ---------      ---------      ---------
TOTAL COSTS AND EXPENSES                                      110.1          101.8          100.6
                                                           ---------      ---------      ---------

LOSS FROM OPERATIONS                                          (10.1)          (1.8)          (0.6)

OTHER INCOME (EXPENSE)

   Interest income                                              1.1            2.2            2.5
   Interest expense                                               -              -           (0.1)
   Exchange loss                                               (0.1)          (0.2)          (0.1)
                                                           ---------      ---------      ---------
TOTAL OTHER INCOME                                              1.0            2.0            2.3

INCOME (LOSS) BEFORE TAXES                                     (9.1)           0.2            1.7

                                                           ---------      ---------      ---------
Provision for income taxes                                     12.2            0.1            0.6
                                                           ---------      ---------      ---------
NET INCOME (LOSS)                                             (21.3) %         0.1 %          1.1  %
                                                           =========      =========      =========

COMPARISON OF FISCAL YEAR ENDED JUNE 30, 2002 TO FISCAL YEAR ENDED JUNE 30, 2001

Revenues

                                             TWELVE MONTHS ENDED       PERCENT
                                                   JUNE 30,            CHANGE
                                            -----------------------    -------
                                               2002        2001
                                                (in thousands)
MPC REVENUE
     Software licenses                       $ 15,594     $ 17,347     (10.1)%
     Software maintenance                      13,723       12,188      12.6
     Implementation, consulting and
        other services                         17,197       15,870       8.4
                                            ----------   ----------

            TOTAL MPC REVENUE                $ 46,514     $ 45,405       2.4 %
                                            ==========   ==========

LEGACY REVENUE
     Software licenses                        $ 1,855      $ 4,837     (61.6)%
     Software maintenance                       9,347       11,386     (17.9)
     Implementation, consulting and
        other services                            742        1,213     (38.8)
                                            ----------   ----------

            TOTAL LEGACY REVENUE             $ 11,944     $ 17,436     (31.5)%
                                            ==========   ==========

TOTAL REVENUE
     Software licenses                       $ 17,449     $ 22,184     (21.3)%
     Software maintenance                      23,070       23,574      (2.1)
     Implementation, consulting and
        other services                         17,939       17,083       5.0
                                            ----------   ----------

            TOTAL REVENUE                    $ 58,458     $ 62,841      (7.0)%
                                            ==========   ==========


         Comshare's MPC suite of products is comprised of Comshare MPC (formerly BudgetPLUS), FDC and Decision. See Note 1 of the Notes to Consolidated Financial Statements for a discussion of the Company's revenue recognition accounting policies.

         The decrease in revenue in the fiscal year ended June 30, 2002 from the year ended June 30, 2001 was primarily due to a 31.5% decrease in legacy revenue, offset by an increase of 2.4% in MPC revenue. MPC revenue was $46.5 million for the year ended June 30, 2002, representing 79.6% of total revenue.

         The 21.3% decline in total software license fees reflects the decline in legacy revenues. MPC license fees, which declined 10.1% from the year ended June 30, 2001, represented 89.4% of total license fees for the year ended June 30, 2002. The decrease in MPC license fees for the fiscal year ended June 30, 2002 was in addition to a decline in legacy product license fees of 61.6% from the year ended June 30, 2001 to the year ended June 30, 2002. MPC license fees were $15.6 million and $17.3 million for the fiscal years ended June 30, 2002 and 2001, respectively. License fees in the Company's direct operations, which include North America and the United Kingdom, decreased 20.9% to $10.9 million for the year ended June 30, 2002, primarily due to the continuing decline in legacy license fees. Distributor license fees decreased 12.5% to $6.0 million for the same time period, primarily due to a further decline of sales of the Company's legacy products, which are concentrated in the distributor operations. The decrease in license fee revenue reflects a continuation of the general economic weakness and reduced capital spending in the software industry, which have not improved as anticipated in the first quarter fiscal year 2003.

         Software maintenance revenues decreased 2.1% in the year ended June 30, 2002 due to the impact of the decline in license fees. During the year ended June 30, 2002, the Company experienced 12.6% growth in maintenance revenues for the Company's MPC products to $13.7 million, or 59.5% of total maintenance. Maintenance revenues for the Company's MPC products for the year ended June 30, 2001 were $12.2 million. The growth in MPC product maintenance reflected the license fee growth of the MPC applications in the year ended June 30, 2001, as well as high retention rates associated with the MPC products. The increase in MPC maintenance revenues was offset by a decline in the maintenance revenues from the Company's older legacy products, which declined 17.9%, primarily due to mainframe and desktop maintenance cancellations and continued customer migration to other platforms.

         Implementation, consulting and other services revenues grew 5.0% for the year ended June 30, 2002, compared to the year ended June 30, 2001, primarily due to the impact of increased MPC license fee revenue in fiscal 2001, which was augmented by a large number of customized applications. Implementation services revenue from direct operations grew 18.0% for the year ended June 30, 2002. During the year ended June 30, 2002, 95.9% of total implementation services revenue was related to the MPC products. The Company experienced an increase of 8.4% from revenue associated with implementation, consulting and other services related to the Company's MPC products. Implementation, consulting and other services revenues for MPC products were $17.2 million and $15.9 million for the fiscal years ended June 30, 2002 and 2001, respectively.

         The Company does not expect the termination of its license for Hyperion's Essbase database at December 31, 2002 to have a material adverse input on the Company's software license fees since license fees relating to Essbase represented less than 10% of the Company's total license fees for the fiscal year ended June 30, 2002. The impact of the termination on the Company's software maintenance revenues is not currently known and will depend upon the number of the Company's customers who decide to purchase Essbase maintenance services directly from Hyperion. The Company's maintenance revenues related to Essbase represented approximately 30% of the Company's total maintenance fees for the fiscal year ended June 30, 2002. The Company's expectations as to the impact of the termination of the license agreement with Hyperion are "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. Such expectations are subject to a number of uncertainties described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Safe Harbor Statement."

Expenses/Interest Income

         Total costs and expenses increased to $64.4 million from $64.0 million for the fiscal years ended June 30, 2002 and 2001, respectively.

         Selling and marketing expenses increased 1.7% to $24.2 million from $23.8 million for the fiscal years ended June 30, 2002 and 2001, respectively. The increase was primarily a result of bad debt expense. During the 2002 fiscal year, the Company took a charge of $0.9 million to reserve for receivables related to foreign territories, primarily Latin America. The increase was partially offset by a decline in employee expenses due to a lower number of employees for the fiscal year ended June 30, 2002 compared to the prior year.

         Cost of revenue and support expenses decreased 2.0% to $24.0 million from $24.5 million for the fiscal years ended June 30, 2002 and 2001, respectively. The decrease was primarily attributable to a reduction in database royalty expenses resulting from lower sales of Essbase, offset by increased costs associated with third party implementations due to the increased level of services provided during the period.

             Internal research and product development expenses increased 5.7% to $9.3 million from $8.8 million for the fiscal years ended June 30, 2002 and 2001, respectively. The increase was primarily due to increased employee costs attributable to additional staffing necessary to support increased product development activity.

         General and administrative expenses decreased 8.3% to $5.5 million from $6.0 million for the fiscal years ended June 30, 2002 and 2001, respectively. The decrease is attributable to cost reduction actions taken in the second quarter of the fiscal year to lower administration costs.

         In October 2001, the Company implemented a restructuring plan to reduce personnel costs, to bring costs more in line with revenues and improve the financial performance of the Company. The restructuring plan was undertaken in response to the slowdown in the economy, which resulted in a decline in the Company's revenue in the first quarter of the 2002 fiscal year. Restructuring and related charges of $1.3 million were expensed in the quarter ended December 31, 2001. The restructuring charge consisted entirely of employee severance costs. The amounts reserved, amounts charged against the reserve as of June 30, 2002 and the balance of the reserve as of June 30, 2002 are as follows:



     -------------------------- ------------------- -------------------- ----------------
      RESTRUCTURING COMPONENTS   BEGINNING RESERVE  CHARGES TO RESERVES     BALANCE AT
                                  (IN THOUSANDS)      (IN THOUSANDS)      JUNE 30, 2002
                                                                          (IN THOUSANDS)
     -------------------------- ------------------- -------------------- ----------------
      Employee severance              $1,280              $(826)               $454
     -------------------------- ------------------- -------------------- ----------------

         Employee groups impacted by the restructuring include the finance and administration, product development, marketing, and field operations, principally in the Company's offices in the United States and also in the Company's United Kingdom office. A total of 32 people or 9% of the Company's worldwide headcount were eliminated by this restructuring plan. All separations were completed prior to December 31, 2001.

         Total cash expenditures relating to the restructuring charge are expected to be $1.3 million, funded from the Company's available cash. Cash expenditures are expected to be paid through the second quarter of the 2003 fiscal year. As of June 30, 2002, remaining cash expenditures are expected to be approximately $0.5 million.

         The Company substantially completed the initiatives in its October 2001 restructuring plan during the second quarter of fiscal year 2002 and began to partially realize the benefits of this plan in the second quarter, with the full benefit of the plan realized in the third quarter of fiscal 2002. The restructuring charge has reduced employee related costs and third party expenses, and is part of cost reduction actions aimed at reducing annual operating costs by $2.5 million, primarily through personnel reductions, attrition and selected third party cost cuts. The Company does not believe personnel reductions have had a material negative effect on its operations because they were made in areas where the Company believes fewer employees are required to support the Company's current level of revenues. The Company's expectation as to the impact of its cost reduction actions and the impact of those actions on its operations are "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. Such expectations are subject to a number of uncertainties described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement."

         Interest income decreased 57.1% to $0.6 million from $1.4 million for the fiscal years ended June 30, 2002 and 2001, respectively. Lower average cash balances during fiscal 2002, combined with drastically reduced interest rates, resulted in this decrease in interest income for the year ended June 30, 2002.

Pension Liability

         The Company's United Kingdom subsidiary maintains a defined benefit plan, which covered substantially all of its employees hired prior to January 1, 1994. This plan was frozen on April 1, 1997, with no further benefits accruing under the plan. The accrued pension liability at June 30, 2002 was $8.2 million compared to $5.3 million at the end of the previous year, resulting in other comprehensive loss, net of tax, for the fiscal year ending June 30, 2002 of $2.2 million. The increase was principally due to a deterioration in plan returns.

         The pension liability and funding requirements of the Company's defined benefit plan for its United Kingdom subsidiary are based on a number of assumptions including the assumption that the assets in the plans will have annual returns of 7.5%. To the extent these assumptions are not realized, the Company's pension expense and cash funding could increase. For further information on pension matters, see Note 7 of the Notes to Consolidated Financial Statements.

Currency Translation Adjustment

         At June 30, 2002 and 2001, the "Currency translation adjustment" balance included in the Company's balance sheet was $6.1 million and $5.9 million respectively. This balance primarily represents the foreign currency translation on the net assets related to the Company's operations in the United Kingdom. In accordance with Financial Accounting Standards Board No. 52 "Foreign Currency Translation," upon "sale or complete or substantially complete liquidation" of the business in the United Kingdom, the Company will reverse the currency translation adjustment into the statement of operations. At June 30, 2002, the revenue generated by the United Kingdom business represented approximately 17% of total revenue. The Company considers the business in the United Kingdom significant to their operations and as of June 30, 2002 had no plans to sell or liquidate this portion of the business. Therefore, the Company had not adjusted the balance at June 30, 2002 related to currency translation adjustment.

COMPARISON OF FISCAL YEAR ENDED JUNE 30, 2001 TO FISCAL YEAR ENDED JUNE 30, 2000

Revenues


                                             TWELVE MONTHS ENDED        PERCENT
                                                   JUNE 30,             CHANGE
                                            -----------------------     -------
                                               2001        2000
                                                (in thousands)
MPC REVENUE
     Software licenses                       $ 17,347     $ 14,430      20.2 %
     Software maintenance                      12,188        7,740      57.5
     Implementation, consulting and
        other services                         15,870       12,977      22.3
                                            ----------   ----------

            TOTAL MPC REVENUE                $ 45,405     $ 35,147      29.2 %
                                            ==========   ==========

LEGACY REVENUE
     Software licenses                        $ 4,837      $ 9,016     (46.4)%
     Software maintenance                      11,386       15,521     (26.6)
     Implementation, consulting and
        other services                          1,213        1,639     (26.0)
                                            ----------   ----------

            TOTAL  LEGACY REVENUE            $ 17,436     $ 26,176     (33.4)%
                                            ==========   ==========

TOTAL REVENUE
     Software licenses                       $ 22,184     $ 23,446      (5.4)%
     Software maintenance                      23,574       23,261       1.3
     Implementation, consulting and
        other services                         17,083       14,616      16.9
                                            ----------   ----------

            TOTAL REVENUE                    $ 62,841     $ 61,323       2.5 %
                                            ==========   ==========


         The increase in revenue from the year ended June 30, 2000 was primarily due to a 29.2% growth in MPC revenue, offset by a decline of 33.4% in legacy revenue. MPC revenue was $45.4 million for the year ended June 30, 2001, representing 72.3% of total revenue.

         The 5.4% decline in license fees reflects the decline in legacy revenues. MPC license fees, which grew 20.2% from the year ended June 30, 2000, represented 78.2% of total license fees for the year ended June 30, 2001. The increase in MPC license fees was largely offset by a decline in legacy product license fees of 46.4% from the year ended June 30, 2000 to the year ended June 30, 2001. MPC license fees were $17.3 million and $14.4 million for the fiscal years ended June 30, 2001 and 2000, respectively. License fees in the Company's direct operations, which include North America and the United Kingdom, grew 3.6% to $15.2 million for the fiscal year ended June 30, 2001, primarily due to the growth in MPC license fees. Direct license fee growth was offset by the decline in distributor license fees of 17.4% to $6.9 million for the same time period, reflecting a decline in the Company's legacy products, which are concentrated in the distributor operations.

         Software maintenance revenues increased 1.3% in the year ended June 30, 2001 due to the impact of the growth in MPC license fees. During the year ended June 30, 2001, the Company experienced 57.5% growth in maintenance revenues for the Company's MPC products to $12.2 million, or 51.7% of total maintenance. Maintenance revenues for the Company's MPC products for the year ended June 30, 2000 were $7.7 million. The growth in MPC product maintenance reflected the license fee growth of the MPC applications in the years ended June 30, 2001 and 2000. The increase in MPC maintenance revenues was offset by a decline in the Company's older legacy products, which declined 26.6%, primarily due to mainframe and desktop maintenance cancellations and continued customer migration to other platforms.

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

Expenses/Interest Income

         Total costs and expenses increased to $64.0 million from $61.7 million for the fiscal years ended June 30, 2001 and 2000, respectively. The increase of $2.3 million is primarily due to increased cost of revenue and support expenses, and a restructuring charge of $0.9 million taken in the third quarter of fiscal 2001,which was related to a reduction in personnel costs and other expenses.

         Selling and marketing expenses decreased 1.7% to $23.8 million from $24.2 million for the fiscal years ended June 30, 2001 and 2000, respectively. The decrease was primarily a result of a reorganization of sales operations, partially offset by an increase in promotional marketing costs.

         Cost of revenue and support expenses increased 11.9% to $24.5 million from $21.9 million for the fiscal years ended June 30, 2001 and 2000, respectively. The increase was attributable to increased costs associated with third party implementations due to the increased level of services provided during the period, offset by a 30% reduction in royalties paid to third parties, primarily database royalty expenses resulting from lower sales of Essbase.

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

         In March 2001, the Company implemented a restructuring plan to reduce personnel costs, to bring costs more in line with revenues and improve the financial performance of the Company. The restructuring plan was undertaken in response to the slowdown in the economy, which resulted in the acceleration of the decline in the Company's revenues from its legacy products, which negatively affects the Company's ability to generate operating profits. Restructuring and related charges of $0.9 million were expensed in the quarter ended March 31, 2001. The restructuring charge consisted entirely of employee severance costs. The amounts reserved, amounts charged against the reserve as of June 30, 2002 and the balance of the reserve as of June 30, 2002 are as follows:


     -------------------------- ------------------- --------------------- ----------------
      RESTRUCTURING COMPONENTS   BEGINNING RESERVE       CHARGES TO          BALANCE AT
                                  (IN THOUSANDS)          RESERVES          JUNE 30, 2002
                                                       (IN THOUSANDS)      (IN THOUSANDS)
     -------------------------- ------------------- --------------------- ----------------
      Employee severance               $892                $(464)               $428
     -------------------------- ------------------- --------------------- ----------------

         Employee groups impacted by the restructuring include marketing and field operations in the Company's North American and United Kingdom offices. A total of thirteen people or 4% of the worldwide headcount were affected by this restructuring plan. All separations were completed prior to June 30, 2001. Total cash expenditures relating to the restructuring charge are expected to be $0.9 million, funded from the Company's available cash. Cash expenditures are expected to be paid over a 24-month period. As of June 30, 2002, remaining cash expenditures are estimated to be approximately $0.4 million.

         The Company substantially completed the initiatives in its March 2001 restructuring plan during the third and fourth quarters of fiscal 2001 and began to realize the benefits of this plan in the third quarter, with the full benefit of the plan realized in the first quarter of fiscal 2002. Because of investments in MPC products, the personnel cost reduction actions did not reduce the Company's total expenses. The Company does not believe that the personnel reductions had or will have a material negative effect on its operations because they were made in areas where the Company believes fewer employees were required to support the Company's current level of revenues. The Company's expectations as to the impact of its cost reduction actions and the impact of those actions on its operations are "forward-looking statements" within the meaning of the Securities and Exchange Act of 1934, as amended. Such expectations are subject to a number of uncertainties, including the risk that the personnel reductions may adversely affect the Company's ability to effectively market its products and other uncertainties described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement."

         Interest income decreased 6.7% to $1.4 million from $1.5 million for the fiscal years ended June 30, 2001 and 2000, respectively. Lower average cash balances during fiscal 2001, combined with reduced interest rates, resulted in this decrease in interest income for the year ended June 30, 2001.

FOREIGN CURRENCY

         In fiscal 2002, 2001 and 2000, 41.2%, 42.8% and 47.9%, respectively, of the Company's total revenue was from outside North America. Most of the Company's international revenue is denominated in foreign currencies. Comshare recognizes currency transaction gains and losses in the period of occurrence. As currency rates are constantly changing, these gains and losses can, at times, fluctuate greatly. The Company's $31,000 foreign exchange loss in fiscal 2002 principally reflected the weakening of certain foreign currencies against the British pound during the twelve months ended June 30, 2002. The Company had exchange losses of $114,000 and $54,000 in fiscal 2001 and 2000, respectively, principally due to the weakening of certain foreign currencies against the British pound.

         Foreign currency fluctuations in fiscal 2002, 2001 and 2000 impacted operating income as currency fluctuations on revenue denominated in a foreign currency were partially offset by currency fluctuations on expenses denominated in a foreign currency. In fiscal 2002, the increase in total revenue, at actual exchange rates, was $65,000 less than at comparable exchange rates. The increase in total expenses in fiscal 2002, at actual exchange rates, was $23,000 less than at comparable exchange rates. As a result of the changes in the foreign currency exchange rates, the decrease in net income before taxes in fiscal 2002, at actual exchange rates, was $42,000 more than at comparable exchange rates. In fiscal 2001, the increase in total revenue, at actual exchange rates, was $1.6 million less than at comparable exchange rates. The increase in total expenses in fiscal 2001, at actual exchange rates, was $1.4 million less than at comparable exchange rates. As a result of the changes in the foreign currency exchange rates, the decrease in net income before taxes in fiscal 2001, at actual exchange rates, was $0.2 million more than at comparable exchange rates.

         Inflation did not have a material impact on the Company's revenue or income from operations in fiscal 2002, 2001 or 2000.

PROVISION FOR INCOME TAXES

         The Company fully reserved its deferred tax asset during the quarter ended September 30, 2001, resulting in a first quarter provision for income taxes of $8.2 million. Realization of deferred tax assets associated with the Company's future deductible temporary differences, net of operating loss carryforwards and tax credit carryforwards, is dependent upon generating sufficient taxable income prior to expiration.

         Management assesses the realizability of its deferred tax assets on a quarterly basis, using all available evidence, both positive and negative. While, as of the end of fiscal 2001, the Company's pattern of historical operating losses provided certain negative evidence of realizability, the Company also considered available tax planning strategies, as required by paragraphs 21 and 22 of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" in determining the realizability of the Company's deferred tax assets. The Company's decision to not provide a full valuation allowance against the deferred tax assets at the end of fiscal 2001 was based on management's determination that it was more likely than not that the deferred tax asset could be realized based on a valid tax planning strategy described below.

         The Company's tax planning strategy involved the sale of the Company's FDC and certain legacy products ("Non-core and Legacy" products) in a period prior to expiration of the Company's deferred tax assets, which begin to expire in 2008. In fiscal 2001 and prior periods, the Company considered the sale of its Non-core and Legacy product lines a valid strategy - that is, while the Company's Non-core and Legacy product lines would not be made available for sale in the ordinary course of business, management intended to sell those product lines if necessary to prevent the loss of the tax benefits associated with the deferred tax assets. At that time, management believed that such sale would be prudent and feasible if the Company's deferred tax asset could not be utilized otherwise, such as through the generation of taxable income from operations.

         At June 30, 2001, revenues from Non-core and Legacy products were still at a level that the Company determined would support an adequate sales price for those product lines, from a business standpoint, should the Company need to sell them to fully realize the deferred tax assets and at a level that would have generated taxable income in an amount in excess of the Company's deferred tax assets. In assessing the viability of the sale of the Non-core and Legacy product lines at June 30, 2001, management also considered the following:

         - Quarterly revenues for Non-core and Legacy products had remained fairly constant, from quarter to quarter, throughout fiscal 2001. While quarterly revenues for Non-core and Legacy software were considerably lower in fiscal 2001 than in fiscal 2000, the decline in legacy license fees slowed by the end of fiscal 2001 and FDC license revenues grew during the last half of the fiscal year.

         - Based upon actual Non-core and Legacy software revenues for fiscal 2001, the Company's operating budget for fiscal 2002 ("2002 Budget"), approved by its Board of Directors, projected fiscal 2002 Non-core and Legacy software revenues to decline by only 25% as compared to fiscal 2001 levels, however still comprise a significant portion of total revenues.

         - Because size of the vendor is one factor used by the Company's customers to evaluate the ability of the vendor to meet their needs, the Company's management believes that one important competitive factor in its markets is its size. Consequently, maintaining total revenues over time at levels approximating the Company's then current revenue levels was an important factor in determining the prudence of selling the Company's Non-core and Legacy product lines. Because of the strong growth in the Company's software revenues from its core MPC products ("Core" products) through the end of fiscal 2001, and the Company's projected results in the 2002 Budget, the Company believed that growth in its revenues from its Core software could quickly replace revenues that would be lost through the sale of the Non-core and Legacy products. Accordingly, the Company believed it could sell the Non-core and Legacy product lines, if necessary, without substantially effecting the total revenues of the Company.

         In the first quarter of fiscal 2002, the Company's actual operating results fell significantly below the Company's 2002 Budget. As a result, after the end of the first quarter of fiscal 2002, the Company undertook a fresh review of its projections and operating budget for the remainder of fiscal 2002. This rebudgeting process indicated that the declines experienced in the first quarter were likely to continue throughout the remainder of the year and that revenues would be significantly lower than the previous projections provided to the Company's Board of Directors.

         During the first quarter of fiscal 2002, the Company's license revenues from its Non-core and Legacy products experienced a dramatic decline. In particular, during the first quarter of fiscal 2002, FDC license fee growth stalled and there was a renewed decline, at an accelerated rate, in legacy license fees. The decline in Non-core and Legacy product license revenues during the first quarter of fiscal 2002 was at a much faster rate than the Company had projected. While the decline in maintenance revenues from Non-core and Legacy products in the first quarter of fiscal 2002 was less dramatic, because of the nature of those revenues, over time maintenance revenues would also likely decline at a faster rate as a result of the accelerated decline in license fees.

         In the first quarter of fiscal year 2002, Core license fees grew at a much slower rate than in fiscal 2001. The slowed growth in Core license revenues in the first quarter of 2002 was significantly below the Company's internal projections for the quarter.

         There was little indication at the end of the first quarter of fiscal 2002 that any improvement in economic conditions would reverse these revenue trends or improve valuations in the near future. Consequently, in the first quarter of fiscal 2002, the Company revised its 2002 Budget to reduce total budgeted license fees for fiscal 2002, including those from Core, Non-Core and Legacy products, by an additional 25% from the levels used in the original 2002 Budget.

         Based upon these revised projections and budgets, as of the end of the first quarter of fiscal 2002, the Company determined that:

         (i) because of the decline in Non-core and Legacy products revenues, the value which could be realized through the sale of these product lines in the then current economic market was not likely to be acceptable to the Company from a business standpoint, and,

         (ii) because of the declines in the Core license revenues, the Company could not depend on the growth in its Core revenues to offset the loss of revenues that would result from the sale of its Non-core and Legacy product lines. As a result, a sale of the Non-core and Legacy product lines could result in the Company becoming a substantially smaller company, potentially putting the Company at a competitive disadvantage.

   As of the end of the first quarter of fiscal 2002, the Company determined that it would no longer be prudent to sell its Non-core and Legacy product lines, even if anticipated future operating income was not sufficient to allow the Company to fully realize its deferred tax asset. This determination was discussed with the Company's Audit Committee and Board of Directors, which concurred with the determination. Based on the weight of this additional negative evidence and the absence of a prudent and feasible tax planning strategy that management would implement to prevent the Company's deferred tax assets from expiring unused, the Company determined that it could no longer support the realizability of its deferred tax assets on a "more likely than not" basis at the end of the first quarter of fiscal 2002. Accordingly, the deferred tax asset was fully reserved in the first quarter of fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2002, cash and cash equivalents were $19.3 million, compared with cash and cash equivalents of $24.1 million at June 30, 2001. The decrease in cash and cash equivalents was principally due to the Company's operating loss (prior to its tax provision) and payment of fiscal 2002 and prior years' restructuring related items. This decrease was partially offset by collections in accounts receivable.

     Net cash used in operating activities was $3.5 million in fiscal 2002 compared with $5.3 million in fiscal 2001. The cash used in operating activities consisted primarily of a net loss of $12.5 million adjusted for non-cash items of $7.8 million, primarily due to the valuation allowance provided against the Company's deferred tax asset, along with a net $0.7 million used in working capital and other activities. The increase of $0.8 million in prepaid expenses and other assets is primarily due to a $1.0 million income tax receivable offset by the write-down of the short term deferred tax asset. The decrease in accrued liabilities is primarily due to payment of Value Added Tax related to increased revenue in the United Kingdom during the fourth quarter of fiscal 2001, combined with a reduced accrual for Value Added Tax at June 30, 2002 due to decreased revenue in the United Kingdom for the fourth quarter of fiscal 2002. The accounts receivable balance decreased primarily as a result of the decline in license fee and maintenance revenue for the quarter, and was also affected by an increase in cash collections.

     Net cash used in investing activities was $0.3 million in fiscal 2002, compared to $0.4 million in fiscal 2001. The slight increase related to investing activities was due to increased capital expenditures in fiscal 2002 mainly attributed to leasehold improvements. At June 30, 2002, the Company did not have material capital expenditure commitments. In fiscal 2003, property and equipment purchases are expected to be comparable to fiscal 2002.

     Net cash provided by financing activities was $0.6 million in fiscal 2002, compared with net cash provided by financing activities of $0.4 million in fiscal 2001. The increase in cash related to financing activities was principally due to reduced repayments of debt as a result of lower bank borrowings and capital lease obligations during the fiscal year ended June 30, 2002, compared to the prior year and increased stock purchases under the Company's Employee Stock Purchase Plan.

     Working capital as of June 30, 2002 was $20.0 million, compared with $24.3 million as of June 30, 2001. The decrease in working capital was primarily due to the decline in cash and cash equivalents. Total assets were $45.7 million at June 30, 2002, compared with $59.3 million at June 30, 2001. The decrease in total assets was primarily due to the write-down of the deferred tax asset by $8.2 million and the decline in cash and cash equivalents during the twelve months ended June 30, 2002.

     The Company has a $10 million credit agreement which matures on September 30, 2003. Borrowings are secured by accounts receivable and the credit agreement contains covenants regarding, among other things, earnings, leverage, net worth and payment of dividends. The Company is required to maintain $10 million in deposits in U.S. Dollars with commercial banks located in the United States in order to maintain this credit. Under the terms of the credit agreement, the Company is not permitted to pay cash dividends on its common stock. Permitted borrowings available as of June 30, 2002 under this credit agreement were $10 million. There was no balance outstanding as of June 30, 2002. Borrowings available at any time are based on the lower of $10 million or a percentage of worldwide eligible accounts receivable and cash. As of June 30, 2002, the Company was in violation of certain covenants relating to the line of credit. The Company is negotiating to obtain a waiver for the violations at June 30, 2002 and for an amendment to its line of credit agreement to revise the financial covenants for future periods, reduce the line of credit agreement to $7 million and to extend the maturity date of the line of credit to September 30, 2004. There can be no assurance that management will be able to finalize the negotiated waiver and amendment.

     As of June 30, 2002, the Company had $0.9 million of accruals remaining for cash restructuring expenses payable over the next 22 months.

     The Company believes that the present cash balances will be sufficient to meet the Company's currently anticipated cash requirements for at least the next twelve months. The foregoing statement is a "forward looking statement" within the meaning of the Securities Exchange Act of 1934, as amended. The extent to which such sources will be sufficient to meet the Company's anticipated cash requirements is subject to a number of uncertainties including the ability of the Company's operations to generate sufficient cash to support operations, and other uncertainties described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement."

MARKET SENSITIVITY ANALYSIS

     The Company is exposed to market risk from changes in foreign exchange and interest rates. To reduce the risk from changes in foreign exchange rates, the Company selectively uses financial instruments. The Company does not hold or issue financial instruments for trading purposes.

FOREIGN CURRENCY

     The Company at various times denominates borrowings in foreign currencies and enters into forward exchange contracts to hedge exposures related to foreign currency transactions. The Company does not use any other types of derivatives to hedge such exposures nor does it speculate in foreign currency. In general, the Company uses forward exchange contracts to hedge against large selective transactions that present the most exposure to exchange rate fluctuations. At June 30, 2002 and June 30, 2001, the Company had forward contracts of approximately $2.5 million and $1.7 million (notional amounts), respectively, denominated in foreign currencies. The contracts outstanding at June 30, 2002 mature through October 16, 2002 and are intended to hedge various foreign currency commitments due from the Company's distributors. Due to the short-term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amounts at June 30, 2002 and 2001.

     Gains and losses on the forward contracts are largely offset by gains and losses on the underlying exposure. The Company conducts business in approximately six foreign currencies, predominately British pounds, the Euro and Japanese yen. A hypothetical 10 percent appreciation of the U.S. dollar from June 30, 2002 market rates would increase the unrealized value of the Company's forward contracts by an immaterial amount and a hypothetical 10 percent depreciation of the U.S. dollar from June 30, 2002 market rates would decrease the unrealized value of the Company's forward contracts by an immaterial amount. In either scenario, the gains or losses on the forward contracts are largely offset by the gains or losses on the underlying transactions, and so would have an immaterial impact on the Company's results of operations.

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

SAFE HARBOR STATEMENT

     Certain information in this Form 10-K Report contains "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, including those concerning the Company's future results, prospects for improved business conditions, new market and business opportunities, strategy and product releases. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to: the demand for the Company's products and services; the size, timing and recognition of revenue from significant orders; the impact that cost reductions may have on the Company's revenues and operating results; increased competition and pricing pressures from competitors; the Company's success in and expense associated with developing, introducing and shipping new products; new product introductions and announcements by the Company's competitors; the level of interest and success of the Company's distributors in marketing and selling the Company's products; changes in Company strategy; product life cycles; the cost and continued availability of third party software and technology incorporated into the Company's products, including the impact of the expiration of the license for Essbase in December 2002; the impact of rapid technological advances, evolving industry standards and changes in customer requirements, including the impact on the Company's revenues of Microsoft's OLAP database; the overall competition for key employees; cancellations of maintenance and support agreements; software defects; changes in operating expenses; fluctuations in foreign exchange rates; and economic conditions generally or in specific industry segments. The level of annual expense reductions resulting from cost reduction actions may vary due to a number of factors, including unanticipated increases in the costs resulting from such actions or otherwise. In addition, a significant portion of the Company's revenue in any quarter is typically derived from non-recurring license fees, a substantial portion of which is booked in the last month of a quarter. Since the purchase of the Company's products is relatively discretionary and generally involves a significant commitment of capital, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or cancelled. Further, the Company's expense levels are based, in part, on its expectations as to future revenue and a significant portion of the Company's expenses do not vary with revenue. As a result, if revenue is below expectations, results of operations are likely to be materially, adversely affected.


ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Sensitivity Analysis."

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and schedule filed herewith are set forth on the Index to Consolidated Financial Statements and Schedule on page 28 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         See "Item 14(b). Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K - Reports on Form 8-K."

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated herein by reference to the Company's 2002 Proxy Statement under the captions "Election of Directors" and "Further Information-Executive Officers."


ITEM 11.        EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the Company's 2002 Proxy Statement under the caption "Executive Compensation."


ITEM 12.        SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information required by this Item is incorporated herein by reference to the Company's 2002 Proxy Statement under the captions "Further
Information-Principal Shareholders," "Further Information-Stock Ownership of Management" and "Further Information-Equity Compensation Plan Information."


ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item is incorporated herein by reference to the Company's 2002 Proxy Statement under the captions "Certain Relationships and Related Transactions."

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)The following documents are filed as part of this Report:



       1.  Consolidated Financial Statements:
           The Financial Statements filed with this report are listed in the Index to Consolidated Financial Statements and Schedule, which appears on page 28.

       2.  Consolidated Financial Statement Schedule:
           The Financial Statement Schedule filed with this report is listed in the Index to Consolidated Financial Statements and Schedule, which appears on page 28.

       3. The exhibits filed with this report are listed in the Index to Exhibits which appears on page 52. The following are the Company's management contracts and compensatory plans and arrangements, which are required to be filed as exhibits to this Form 10-K Report.

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

10.10 First Amendment to Employee Stock Purchase Plan - incorporated by reference to Exhibit 10.01 to the Registrant's Form 10-Q for the quarter ended September 30, 1999.

10.11 Second Amendment to Employee Stock Purchase Plan - incorporated by reference to Exhibit 10.02 to the Registrant's Form 10-Q for the quarter ended September 30, 1999.

10.12 Third Amendment to Employee Stock Purchase Plan - incorporated by reference to Exhibit 10.03 to the Registrant's Form 10-Q for the quarter ended September 30, 1999.

10.13 Fourth Amendment to Employee Stock Purchase Plan - incorporated by reference to Exhibit 10.01 to the Registrant's Form 10-Q for the quarter ended December 31, 2001.

10.14 1994 Directors Stock Option Plan of Comshare, Incorporated - incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1994.

10.15 First Amendment to Directors Stock Option Plan - incorporated by reference to Exhibit 10.05 to the Registrant's Form 10-Q for the quarter ended September 30, 1999.

10.16 Second Amendment to Directors Stock Option Plan - incorporated by reference to Exhibit 10.07 to the Registrant's Form 10-Q for the quarter ended March 31, 2001.

10.17 Third Amendment to Directors Stock Option Plan - incorporated by reference to Exhibit 10.02 to the Registrant's Form 10-Q for the quarter ended December 31. 2001.

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

10.24 Comshare, Incorporated Change in Control Agreement dated as of January 7, 2002, between Comshare, Incorporated and Kenneth Kane.

10.25 Comshare, Incorporated 1998 Global Employee Stock Option Plan - incorporated by reference to Exhibit 10.25 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1998.

10.26 First Amendment to 1998 Global Employee Stock Option Plan - incorporated by reference to Exhibit 10.04 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1999.

10.27 Second Amendment to 1998 Global Employee Stock Option Plan - incorporated by reference to Exhibit 10.08 to the Registrant's Form 10-Q Report for the quarter ended March 31, 2001.

10.28 Letter of Understanding, dated February 8, 2001, between Comshare, Incorporated and Norman Neuman, Jr., and Norman Neuman, Jr. Notices of Grant of Stock Options and Option Agreements - incorporated by reference to Exhibit 10.03 to the Registrant's Form 10-Q Report for the quarter ended March 31, 2001.

10.29 Kathryn A. Jehle Notices of Grant of Stock Options and Option Agreements - incorporated by reference to Exhibit 10.04 to the Registrant's Form 10-Q Report for the quarter ended March 31, 2001.

10.30 Summary of 2000 Senior Executive Incentive Plan - incorporated by reference to Exhibit 10.32 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 2000.

10.31 Summary of 2001 Senior Executive Incentive Plan - incorporated by reference to Exhibit 10.33 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 2000.

10.32 Summary of 2002 Senior Executive Incentive Plan - incorporated by reference to Exhibit 10.01 to the Registrant's Form 10-Q Report for the quarter ended September 30, 2001.

10.33    Summary of 2003 Senior Executive Incentive Plan.

(b)      Reports on Form 8-K.

On June 13, 2002, the Company filed a Form 8-K, regarding changes in its certifying accountant under Item 4.

                             COMSHARE, INCORPORATED

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE



                                                                           PAGE
                                                                           ----

Report of Independent Auditors                                               29

Report of Independent Public Accountants                                     30

Consolidated Statements of Operations for
    the Fiscal Years Ended June 30, 2002, 2001 and 2000                      31

Consolidated Statements of Comprehensive Loss for
    the Fiscal Years Ended June 30, 2002, 2001 and 2000                      32

Consolidated Balance Sheets as of June 30, 2002 and 2001                  33-34

Consolidated Statements of Cash Flows for the
    Fiscal Years Ended June 30, 2002, 2001 and 2000                          35

Consolidated Statements of Shareholders' Equity
    for the Fiscal Years Ended June 30, 2002, 2001 and 2000                  36

Notes to Consolidated Financial Statements                                37-48



                                    SCHEDULE

II.    Consolidated Schedule of Valuation & Qualifying Accounts              49

                         REPORT OF INDEPENDENT AUDITORS









To Comshare, Incorporated:

We have audited the consolidated balance sheet of Comshare, Incorporated as of June 30, 2002, and the related consolidated statements of operations, comprehensive loss, cash flows and shareholders' equity for the year then ended. Our audit also included the financial statement schedule at June 30, 2002 and for the year then ended listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The financial statements and schedule of Comshare, Incorporated as of June 30, 2001 and for the years ended June 30, 2001 and 2000, were audited by other auditors, who have ceased operations and whose report dated July 27, 2001 (except with respect to the information contained in Note 1 and Note 2, as to which the date is December 27, 2001), expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comshare, Incorporated at June 30, 2002, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule at June 30, 2002 and for the year then ended, when considered in relation to the basic financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.




                                                /S/ ERNST & YOUNG LLP


Detroit, Michigan
July 25, 2002

THIS REPORT SET FORTH BELOW IS A COPY OF A PREVIOUSLY ISSUED AUDIT REPORT BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH ITS INCLUSION IN THIS FORM 10-K




                    Report of Independent Public Accountants




To Comshare, Incorporated:

     We have audited the accompanying consolidated balance sheets of COMSHARE, INCORPORATED (a Michigan corporation) and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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



                                              ARTHUR ANDERSEN LLP

Detroit, Michigan,
July 27, 2001

(except with respect to the information contained in Note 1 and Note 2, as to which the date is December 27, 2001)

COMSHARE, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                FISCAL YEARS ENDED JUNE 30,
                                                               2002        2001         2000
                                                             --------    --------    --------

REVENUE
   Software licenses                                         $ 17,449    $ 22,184    $ 23,446
   Software maintenance                                        23,070      23,574      23,261
   Implementation, consulting and other services               17,939      17,083      14,616
                                                             --------    --------    --------
TOTAL REVENUE                                                  58,458      62,841      61,323

COSTS AND EXPENSES
   Selling and marketing                                       24,204      23,750      24,169
   Cost of revenue and support                                 23,994      24,476      21,911
   Internal research and product development                    9,353       8,838       9,070
   General and administrative                                   5,537       6,001       6,536
   Restructuring and unusual charges                            1,280         892           -
                                                             --------    --------    --------
TOTAL COSTS AND EXPENSES                                       64,368      63,957      61,686

LOSS FROM OPERATIONS                                           (5,910)     (1,116)       (363)

OTHER INCOME (EXPENSE)
   Interest income                                                614       1,364       1,530
   Interest expense                                                (1)         (6)        (68)
   Exchange loss                                                  (31)       (114)        (54)
                                                             --------    --------    --------
TOTAL OTHER INCOME                                                582       1,244       1,408

INCOME (LOSS) BEFORE TAXES                                     (5,328)        128       1,045
Provision for income taxes                                      7,156          45         366
                                                             --------    --------    --------

NET INCOME (LOSS)                                            $(12,484)   $     83    $    679
                                                             ========    ========    ========

SHARES USED IN BASIC EPS COMPUTATION                           10,197       9,865       9,664
                                                             ========    ========    ========

SHARES USED IN DILUTED EPS COMPUTATION                         10,197       9,935       9,791
                                                             ========    ========    ========

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED EPS   $  (1.22)   $   0.01    $   0.07
                                                             ========    ========    ========



   The accompanying notes are an integral part of these consolidated statements.

COMSHARE, INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)

                                                         FISCAL YEARS ENDED JUNE 30,
                                                         2002        2001        2000
                                                       --------    --------    --------

Net income (loss)                                      $(12,484)   $     83    $    679

Other comprehensive loss:
   Currency translation adjustment, net of tax             (190)       (295)       (702)
   Decrease (increase) in minimum pension liability,
     net of tax                                          (2,234)        198      (1,020)
                                                       --------    --------    --------

Other comprehensive loss, net of tax                     (2,424)        (97)     (1,722)
                                                       --------    --------    --------

COMPREHENSIVE LOSS                                     $(14,908)   $    (14)   $ (1,043)
                                                       ========    ========    ========



  The accompanying notes are an integral part of these consolidated statements.

COMSHARE, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                                AS OF JUNE 30,
                                                              2002         2001
                                                             -------     -------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                 $19,280     $24,106
   Accounts receivable, less allowance for
      doubtful accounts of $1,376 and $1,269
      as of June 30, 2002 and 2001, respectively              17,683      19,541
   Deferred income taxes                                           -         767
   Prepaid expenses and other current assets                   2,949       1,411
                                                             -------     -------

      TOTAL CURRENT ASSETS                                    39,912      45,825


Computers and other equipment                                  6,357       6,716
Leasehold improvements                                         2,856       2,649
                                                             -------     -------
Property and equipment, at cost                                9,213       9,365

Less - Accumulated depreciation                                7,862       7,955
                                                             -------     -------
   Property and equipment, net                                 1,351       1,410

Goodwill, net of accumulated
   amortization of $1,993 and $1,923 as of
   June 30, 2002 and 2001, respectively                          907         977

Deferred income taxes                                              -       7,355

Other assets                                                   3,523       3,710
                                                             -------     -------

      TOTAL ASSETS                                           $45,693     $59,277
                                                             =======     =======


   The accompanying notes are an integral part of these consolidated balance sheets.

COMSHARE, INCORPORATED
CONSOLIDATED BALANCE SHEETS - (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    AS OF JUNE 30,
                                                                  2002         2001
                                                                --------    --------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                             $  2,819    $  3,047
   Accrued liabilities -
      Payroll                                                      1,985       2,379
      Taxes                                                          454       1,370
      Other                                                        3,299       3,537
                                                                --------    --------
          Total accrued liabilities                                5,738       7,286

   Deferred revenue                                               11,327      11,166
                                                                --------    --------

      TOTAL CURRENT LIABILITIES                                   19,884      21,499

Long-term debt                                                         -         164
Accrued pension liability                                          8,174       5,331
Other liabilities                                                     73         619
                                                                --------    --------

      TOTAL LIABILITIES                                           28,131      27,613

SHAREHOLDERS' EQUITY
   Capital stock:
      Preferred stock, no par value;
         authorized 5,000,000 shares; none issued                      -           -
      Common stock, $1 par value;
         authorized 20,000,000 shares; issued and outstanding
         10,469,409 shares as of June 30, 2002
         and 10,104,626 as of June 30, 2001                       10,469      10,105
   Capital contributed in excess of par value                     39,686      39,244
   Retained deficit                                              (20,208)     (7,724)
   Accumulated other comprehensive income:
      Minimum pension liability, net of tax                       (6,318)     (4,084)
      Cumulative translation adjustment                           (6,067)     (5,877)
                                                                --------    --------
      Total shareholders' equity                                  17,562      31,664
                                                                --------    --------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 45,693    $ 59,277
                                                                ========    ========


   The accompanying notes are an integral part of these consolidated balance sheets.

COMSHARE, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                     FISCAL YEARS ENDED JUNE 30,
                                                                    2002        2001        2000
                                                                  --------    --------    --------
OPERATING ACTIVITIES
   Net income (loss)                                              $(12,484)   $     83    $    679
   Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
      Depreciation and amortization                                    718         906       1,288
      Changes in operating assets and liabilities:
          Accounts receivable                                        2,014      (2,580)     (2,929)
          Prepaid expenses and other assets                            754         305       3,040
          Deferred income taxes                                      7,156        (918)       (883)
          Accounts payable                                            (197)        829      (3,647)
          Accrued liabilities                                       (1,476)     (2,541)        844
          Deferred revenue                                             361        (813)        735
          Other liabilities                                           (305)       (577)        (41)
                                                                  --------    --------    --------
            Net cash used in operating activities                   (3,459)     (5,306)       (914)

INVESTING ACTIVITIES
   Payments for property and equipment                                (406)       (267)       (505)
   Other                                                               120        (170)          -
                                                                  --------    --------    --------
            Net cash used in investing activities                     (286)       (437)       (505)

FINANCING ACTIVITIES
   Net repayments under debt agreements,
      capital lease agreements and notes payable                      (164)       (423)     (1,462)
   Employee stock purchases                                            806         787         270
   Other                                                                 -           -         397
                                                                  --------    --------    --------
            Net cash provided by (used in) financing activities        642         364        (795)

EFFECT OF EXCHANGE RATE CHANGES                                     (1,723)        (21)       (492)
                                                                  --------    --------    --------

NET DECREASE IN CASH                                                (4,826)     (5,400)     (2,706)

CASH AT BEGINNING OF PERIOD                                         24,106      29,506      32,212
                                                                  --------    --------    --------

CASH AT END OF PERIOD                                             $ 19,280    $ 24,106    $ 29,506
                                                                  ========    ========    ========

SUPPLEMENTAL DISCLOSURES:
   Cash paid for interest                                         $      1    $      6    $     49
                                                                  ========    ========    ========
   Cash paid for taxes                                            $    681    $    976    $    819
                                                                  ========    ========    ========


  The accompanying notes are an integral part of these consolidated statements.

COMSHARE, INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)

                                                FISCAL YEARS ENDED JUNE 30,
                                               2002        2001        2000
                                             --------    --------    --------
COMMON STOCK
   Balance beginning of year                 $ 10,105    $  9,772    $  9,642
   Employee Stock Purchases                       364         333         130
                                             --------    --------    --------
   Balance end of year                         10,469      10,105       9,772
                                             --------    --------    --------

CAPITAL CONTRIBUTED IN EXCESS OF PAR VALUE
   Balance beginning of year                   39,244      38,790      38,650
   Employee Stock Purchases                       442         454         140
                                             --------    --------    --------
   Balance end of year                         39,686      39,244      38,790
                                             --------    --------    --------

RETAINED DEFICIT
   Balance beginning of year                   (7,724)     (7,807)     (8,486)
   Net income (loss)                          (12,484)         83         679
                                             --------    --------    --------
   Balance end of year                        (20,208)     (7,724)     (7,807)
                                             --------    --------    --------

ACCUMULATED OTHER COMPREHENSIVE INCOME
   Balance beginning of year                   (9,961)     (9,864)     (8,142)
   Comprehensive loss                          (2,424)        (97)     (1,722)
                                             --------    --------    --------
   Balance end of year                        (12,385)     (9,961)     (9,864)
                                             --------    --------    --------

LESS - NOTES RECEIVABLE
   Balance beginning of year                        -           -         398
   Payments on executive loans                      -           -        (398)
                                             --------    --------    --------
   Balance end of year                              -           -           -
                                             --------    --------    --------

      TOTAL SHAREHOLDERS' EQUITY             $ 17,562    $ 31,664    $ 30,891
                                             ========    ========    ========


  The accompanying notes are an integral part of these consolidated statements.

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY. Comshare, Incorporated (the "Company") develops, markets and supports management planning and control applications software. The Company also provides maintenance, training, and consulting and support services. Comshare is currently providing maintenance at over 2,180 corporate and public sector customer sites. The Company markets its products through a direct sales force in the United States, Canada and the United Kingdom and has an extensive distributor network in 35 other countries. The Company was incorporated in Michigan in February, 1966 and commenced operations at that time.

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

Software maintenance revenue, whether bundled with a product license or priced separately, is recorded as deferred revenue on the balance sheet when invoiced at the inception of the contract and is recognized on a straight-line basis over the term of the maintenance contract, which is generally twelve months.

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

Revenue from the Company's distributors and resellers is recognized when they report the sale of the product to the end user to the Company. The Company's agreements with its customers, distributors and resellers customarily do not contain product return rights.

EXPENSE CLASSIFICATION. Selling and marketing expenses primarily include employee and travel costs, facilities expenses and advertising. Cost of revenue and support includes personnel and other costs related to implementation service revenue, customer support costs, direct cost of producing software and royalty expenses for products licensed from others for use in the Company's product offerings. The Company generally pays royalties only on licensed products it sells, and does not have any minimum or other ongoing material royalty payment commitments.

FOREIGN CURRENCY TRANSLATION. All assets and liabilities of the Company's foreign operations are translated at current exchange rates and revenue and expenses are translated at monthly exchange rates. Resulting translation adjustments are reflected as a separate component of shareholders' equity and comprehensive income. Foreign currency transaction gains and losses are included in exchange loss within the statement of operations.

FINANCIAL INSTRUMENTS. The Company, at various times, enters into forward exchange contracts to hedge certain exposures related to identifiable foreign currency transactions that are relatively certain as to both timing and amount. On July 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, as amended by SFAS No. 137 and SFAS No. 138 and determined that there was no material effect on the financial statements. The Company uses derivative financial instruments to manage its exposures to fluctuations in foreign exchange rates. The use of these financial instruments mitigates the Company's exposure to these risks with the intent of reducing the risks and variability of the Company's operating results. Initially, upon adoption of SFAS No. 133, and prospectively, on the date a derivative contract is entered into, the Company designates the derivative as a hedge. The ineffective portion of the hedge is recorded in earnings and reflected in the consolidated statement of operations as exchange gain or loss within other income

(expense). The Company utilizes fair value hedges and formally documents its hedge relationships, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. At June 30, 2002 and 2001, the Company had forward foreign currency exchange contracts of $2.5 million and $1.7 million (notional amounts), respectively. The contracts outstanding at June 30, 2002 mature through October 16, 2002 and are intended to hedge various foreign currency commitments due from foreign subsidiaries and the Company's distributors. Due to the short-term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amount at June 30, 2002 and 2001.

INTERNAL RESEARCH AND PRODUCT DEVELOPMENT. The Company expenses research and development costs as they are incurred.

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

PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. The cost of depreciable assets is charged to operations on a straight-line basis. Principal service lives for computers and other equipment are three to five years. Leasehold improvements are amortized over the expected life of the asset or term of the lease, whichever is shorter. Depreciation expense was $0.9 million, $0.6 million, and $0.5 million for fiscal years 2002, 2001 and 2000, respectively.

GOODWILL. Goodwill represents the unamortized cost in excess of fair value of net assets acquired and through June 30, 2002 was amortized on a straight-line basis over forty years. On an ongoing basis, management reviews the valuation and amortization of goodwill. As part of this review, the Company considers the value of future cash flows attributable to the acquired operations in evaluating potential impairment of goodwill. There was no adjustment to the Company's financial statements as a result of this evaluation. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS No. 141 requires all business combinations initiated after June 2001 to be accounted for under the purchase method of accounting. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Companies will, however, be required to perform an annual fair-value-based analysis to determine whether the value of goodwill has been impaired. The Company will adopt SFAS No. 142 for the Company's fiscal year beginning July 1, 2002. Although management has not fully assessed the impact of these pronouncements, the Company does not believe the effect of adoption will be material. In addition, the Company will cease recognizing approximately $17,500 of quarterly goodwill amortization beginning in the first quarter of fiscal year 2003.

INCOME TAXES. The Company accounts for estimated income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." This statement provides for an asset and liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

EARNINGS (LOSS) PER SHARE. Earnings (loss) per share of common stock is based on the daily weighted average number of shares of common stock outstanding considering the dilutive effect of outstanding stock options when appropriate.

STOCK PLANS. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25 "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. The Company has provided pro forma disclosure of the fair value of stock options granted during fiscal 2002, 2001 and 2000 in accordance with the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." See Note 5 of Notes to Consolidated Financial Statements.

ADVERTISING COSTS. Costs associated with advertising and promotion are expensed as incurred. Advertising and promotion expense was $2.2 million, $2.3 million and $1.7 million for the years ended June 30, 2002, 2001 and 2000, respectively.

CURRENCY TRANSLATION ADJUSTMENT. At June 30, 2002 and 2001, the "Currency translation adjustment" balance included in the Company's balance sheet was $6.1 million and $5.9 million respectively. This balance primarily represents the foreign currency translation on the net assets related to the Company's operations in the United Kingdom. In accordance with Financial Accounting Standards Board No. 52 "Foreign Currency Translation," upon "sale or complete or substantially complete liquidation" of the business in the United Kingdom, the Company will reverse the currency translation adjustment into the statement of operations. At June 30, 2002, the revenue generated by the United Kingdom business represented approximately 17% of total revenue. The Company considers the business in the United Kingdom significant to their operations and as of June 30, 2002 had no plans to sell or liquidate this portion of the business. Therefore, the Company had not adjusted the balance at June 30, 2002 related to currency translation adjustment.

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

RECLASSIFICATIONS. Certain amounts in the 2000 and 2001 financial statements have been reclassified to conform with 2002 presentations.

2.   RELATED PARTY TRANSACTIONS

       Codec Systems Limited ("Codec"), a corporation organized under the laws of Ireland, is a principal shareholder and distributor of Comshare. The Chief Executive Officer of Codec, Anthony Stafford, is on the Company's Board of Directors.

       Software revenue of $1.2 million and $1.0 million was received from Codec in fiscal years 2002 and 2001, respectively. Codec's contractual terms and conditions are not materially different from those of the Company's other distributors.

3.   RESTRUCTURING AND UNUSUAL CHARGES

       In October 2001, the Company implemented a restructuring plan to reduce personnel costs, to bring costs more in line with revenues and improve financial performance of the Company. Restructuring and related charges of $1.3 million were expensed in the quarter ended December 31, 2001. Employee groups impacted by the restructuring included finance and administration, product development, marketing, and field operations, principally in the Company's offices in the United States and also in the Company's United Kingdom office. Approximately 32 people, or 9%, of the worldwide headcount were eliminated by this restructuring plan. All separations were completed prior to December 31, 2001.


     -------------------------- ------------------- --------------------- ----------------
      RESTRUCTURING COMPONENTS   BEGINNING RESERVE   CHARGES TO RESERVES     BALANCE AT
                                  (IN THOUSANDS)       (IN THOUSANDS)      JUNE 30, 2002
                                                                           (IN THOUSANDS)
     -------------------------- ------------------- --------------------- ----------------
      Employee severance              $1,280               $(826)               $454
     -------------------------- ------------------- --------------------- ----------------

         Total cash expenditures relating to the restructuring charge are expected to be $1.3 million, with approximately $0.8 million paid prior to June 30, 2002. Such future cash expenditures are expected to be funded from the Company's available cash with remaining payments expected to be paid through the second quarter of the 2003 fiscal year.

       In March 2001, the Company implemented a restructuring plan to reduce personnel costs. Restructuring and related charges of $0.9 million were expensed in the quarter ended March 31, 2001. Employee groups impacted by the restructuring included marketing and field operations in the Company's North American and United Kingdom offices. A total of 13 people, or 4%, of the worldwide headcount were affected by this restructuring plan. All separations were completed prior to June 30, 2001.

     -------------------------- ------------------- --------------------- ----------------
      RESTRUCTURING COMPONENTS   BEGINNING RESERVE   CHARGES TO RESERVES     BALANCE AT
                                  (IN THOUSANDS)       (IN THOUSANDS)      JUNE 30, 2002
                                                                           (IN THOUSANDS)
     -------------------------- ------------------- --------------------- ----------------
      Employee severance               $892                $(464)               $428
     -------------------------- ------------------- --------------------- ----------------

       Total cash expenditures relating to the restructuring charge are expected to be $0.9 million, with approximately $0.5 million paid prior to June 30, 2002. Such future cash expenditures are expected to be funded from the Company's available cash and remaining payments are expected to be paid through the fourth quarter of fiscal 2004. The Company substantially completed the initiatives in its restructuring plan during the third and fourth quarters of the fiscal year 2001.

       As of June 30, 2002, the Company had $0.9 million of accruals remaining from restructuring charges. All of this $0.9 million is related to employee severance agreements.

       At June 30, 2001, the Company had $1.4 million of accruals remaining that related to restructuring charges. Of this, $0.4 million was related to facilities and the remaining amounts were related to employee severance agreements.

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4.       CREDIT FACILITY

     The Company has a $10 million credit agreement which matures on September 30, 2003. Borrowings are secured by accounts receivable and the credit agreement contains covenants regarding among other things, earnings, leverage, net worth and payment of dividends. The Company is required to maintain $10 million in deposits in U.S. Dollars with commercial banks located in the United States in order to maintain this credit. Under the terms of the credit agreement, the Company is not permitted to pay cash dividends on its common stock. Permitted borrowings available as of June 30, 2002 under the credit agreement were $10 million, of which none was outstanding. At June 30, 2001, $0.2 of the permitted borrowings available was outstanding. Borrowings available at any time are based on the lower of $10 million or a percentage of worldwide eligible accounts receivable and cash. As of June 30, 2002, the Company was in violation of certain covenants relating to the line of credit. The Company is negotiating to obtain a waiver for the violations at June 30, 2002 and for an amendment to its line of credit agreement to revise the financial covenants for future periods, reduce the line of credit to $7 million and to extend the maturity date of the line of credit to September 30, 2004. There can be no assurance that management will be able to finalize the negotiated waiver and amendment.

5.   SHAREHOLDERS' EQUITY

PREFERRED STOCK

     The Board of Directors has the authority to issue up to 5,000,000 shares of no par value preferred stock. The shares can be issued in one or more series with full, limited or no voting powers and with such special rights, qualifications, limitations and restrictions as may be adopted by the Board of Directors.

     In September 1996, the Company's Board of Directors approved a Shareholder Rights Plan ("Rights Plan"). Under the Rights Plan, the Company declared a dividend of one preferred stock purchase right on each outstanding share of common stock. Under certain conditions, each right may be exercised to purchase one one-hundredth share of Series A Preferred Stock at an exercise price of $110. Of the 5,000,000 preferred shares the Company is authorized to issue, 200,000 shares have been designated Series A Preferred. The Series A Preferred has certain dividend, voting and liquidation preferences. No preferred shares have been issued as of June 30, 2002. The rights may only be exercised beginning ten business days following a public announcement that a person or group acquires 15% or more of the Company's common stock (subject to certain exceptions) or beginning ten business days (or under certain circumstances at a later date) following the commencement or announcement of a tender or exchange offer which would cause that result. In addition, under certain circumstances, the rights will entitle shareholders (other than the acquirer) to purchase the Company's common stock, or stock of the acquirer, at a discount to market prices. The rights, which do not have voting rights, expire on September 30, 2006.


6.   STOCK OPTIONS

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

     At June 30, 2002, the Company has reserved 287,688 shares of common stock for the exercise of employee stock options under the 1988 Stock Option Plan. The number of options outstanding and exercisable under the 1988 Plan was 287,688 and 384,500 at June 30, 2002 and 2001, respectively, and no further grants can be made under the 1988 Plan.

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

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     At June 30, 2002 the Company has reserved 196,250 shares of common stock for the exercise of directors' stock options. The number of options outstanding and exercisable under the Directors Plan was 39,250 and 28,625 at June 30, 2002 and 2001, respectively.

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

     At June 30, 2002, the Company has reserved 131,950 shares of common stock for the exercise of employee stock options under the 1997 Plan. The number of options outstanding and exercisable under the 1997 Global Employee Stock Option Plan was 114,092 and 88,944 at June 30, 2002 and 2001, respectively.

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

     At June 30, 2002, the Company has reserved 1,390,100 shares of common stock for the exercise of employee stock options under the 1998 Plan. The number of options outstanding and exercisable under the 1998 Plan was 452,900 and 291,269, at June 30, 2002 and 2001, respectively.

SUMMARY OF ACTIVITY

Stock option activity under all plans is summarized below:



                                                        2002                      2001                      2000
                                                 ----------------------    ---------------------     --------------------
                                                              Weighted                  Weighted                 Weighted
                                                              Average                   Average                  Average
                                                              Exercise                  Exercise                 Exercise
                                                   Shares      Price         Shares      Price       Shares       Price
                                                 ----------  ----------    ----------  ---------     ---------  ---------
Outstanding at beginning of year                 1,487,001      $ 5.24     1,456,476      $ 5.85     1,496,847     $ 6.20
Granted                                            449,150        2.81       256,900        3.69       212,900       4.18
Exercised                                                -           -        (9,150)       3.32          (975)         -
Cancelled                                         (240,687)       7.37      (217,225)       7.57      (252,296)      6.53
                                                 ----------                ----------                ---------
Outstanding at end of year                       1,695,464      $ 5.25     1,487,001      $ 5.24     1,456,476     $ 5.85
                                                 ==========                ==========                =========

Options exercisable at end of year                 893,930                   715,090                   479,692
Weighted average fair value of
   options granted during the year                  $ 1.58                    $ 2.12                    $ 2.48

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The common stock equivalent shares not included in earnings per share because the Company incurred a loss are 29,261, 69,680 and 127,133 shares for fiscal 2002, 2001 and 2000, respectively.

A summary of outstanding and exercisable stock options as of June 30, 2002 is as follows:



                                              OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                 --------------------------------------------     ------------------------

                                                     WEIGHTED
                                                      AVERAGE       WEIGHTED                     WEIGHTED
                                                     REMAINING      AVERAGE                       AVERAGE
  RANGE OF                          NUMBER          CONTRACTUAL     EXERCISE        NUMBER       EXERCISE
 EXERCISE PRICES                  OUTSTANDING          LIFE          PRICE        EXERCISABLE      PRICE
 ---------------                 --------------     -----------     ---------     ----------     ---------
      $ 2.37  to     $ 3.06            392,350             4.82       $ 2.67         40,500        $ 2.98
        3.06  to       3.15            392,875             6.52         3.10        251,968          3.09
        3.29  to       4.44            397,288             4.88         3.71        148,993          3.73
        4.63  to       7.75            368,651             1.32         6.39        308,169          6.63
        8.00  to       8.56            144,300             0.26         8.26        144,300          8.26
-------------       --------     --------------     ------------    ---------     ----------     ---------
      $ 2.37  to     $ 8.56          1,695,464             4.08       $ 4.30        893,930        $ 5.25
                                 ==============     ============    =========     ==========     =========



PRO FORMA DISCLOSURE UNDER SFAS 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION"

     Using the intrinsic value method of accounting for the value of stock options and shares of the Company's stock under the Employee Stock Purchase Plan (Note 6) granted during the fiscal years ended June 30, 2002, 2001 and 2000, no compensation cost was recorded in the accompanying Consolidated Statements of Operations. Had compensation costs been determined based on the fair value at the date of grant for awards in fiscal years ended June 30, 2002, 2001 and 2000 consistent with the provisions of SFAS 123, net income (loss) and net income
(loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                FISCAL YEARS ENDED JUNE 30,
                                               2002         2001        2000
                                            ----------    --------    -------

Net income (loss) - as reported             $  (12,484)   $     83    $   679
Net loss - pro forma                        $  (12,991)   $   (670)   $  (250)

Net income (loss) per share - as reported   $    (1.22)   $   0.01    $  0.07
Net loss per share - pro forma              $    (1.27)   $  (0.07)   $ (0.03)



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

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                         FISCAL YEARS ENDED JUNE 30,
                                         2002       2001       2000
                                         ----       ----       ----
Stock Option Plans:

Expected life (years)                    4.82       4.82       4.82
Risk free interest rate                  4.11 %     4.95 %     6.25  %
Expected stock price volatility          0.81       0.83       0.85
Expected dividend yield                  0.00 %     0.00 %     0.00  %

EMPLOYEE STOCK PURCHASE PLAN:

Expected life (years)                    0.50       0.50       0.50
Risk free interest rate                  4.11 %     4.95 %     6.25  %
Expected stock price volatility          0.81       0.83       0.85
Expected dividend yield                  0.00 %     0.00 %     0.00  %

7.   EMPLOYEE STOCK PURCHASE PLAN

     Under the Employee Stock Purchase Plan (the "ESPP"), 447,736 shares of the Company's common stock have been reserved for purchase as of June 30, 2002. The ESPP allows participating employees to purchase shares of the Company's common stock through payroll deductions at 85% of the lower of fair market value at the beginning or the end of the six month period beginning either July 1 or January
1. Non-employee directors have the right to purchase the Company's common stock in lieu of cash for directors' fees at a purchase price equal to 100% of fair market value on the date of issuance, which shall be February 15 or August 15. Substantially all employees are eligible to participate in the ESPP. Under the ESPP, 354,783, 322,763, and 199,141 shares were purchased and issued in fiscal 2002, 2001 and 2000, respectively.


8.   BENEFIT PLANS

     The Company has a defined contribution plan covering substantially all United States employees. Since the inception of the plan through June 30, 2002, the defined contribution plan provided for Company matching of 100% of contributions based on eligibility rules for employees making 401(k) contributions, up to 6% of their compensation. Effective July 1, 2002, the Company's matching rate was reduced from 100% to 50%. The Company also has a deferred compensation plan for United States officers for the payment of benefits which would not otherwise be eligible under its tax-qualified retirement plans. The Company's contributions, other than the matching contributions to the defined contribution plan, are discretionary and are determined by the Board of Directors. The total contributions for both plans were $974,523, $893,946 and $726,743 in fiscal 2002, 2001 and 2000, respectively.

     A subsidiary in the United Kingdom maintains a defined contribution plan for substantially all United Kingdom employees. Since inception of the plan through June 30, 2002, the plan provided a minimum annual Company contribution of 2.5% of the employee's compensation and matching contributions up to an additional 2.5% of compensation, based on employee contributions. Effective July 1, 2002 the Company contribution formula was reduced to provide Company matching contributions of 50% of participant contributions up to the first 5% of their compensation. The total contributions for the plan were $192,984, $182,773 and $201,161 in fiscal 2002, 2001 and 2000, respectively.

     The United Kingdom subsidiary also has a defined benefit plan, which covered substantially all of its employees hired prior to January 1, 1994. This plan was frozen on April 1, 1997, with no further benefits accruing under the plan. The components of pension expense for the fiscal years ended June 30 are as follows (in thousands):

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                       2002            2001
                                                     --------        --------
CHANGE IN BENEFIT OBLIGATION

Benefit obligation at beginning of year              $ 21,746        $ 25,277
Interest cost                                           1,514           1,401
Actuarial gain/(loss)                                  (1,002)         (2,777)
Currency translation adjustment                         1,795          (1,699)
Benefits paid                                            (474)           (456)
                                                     --------        --------
Benefit obligation at end of year                      23,579          21,746
                                                     ========        ========

CHANGE IN PLAN ASSETS

Fair value of plan assets at beginning of year         18,693          21,870
Actual return on plan assets                           (1,967)         (1,444)
Currency translation adjustment                         1,543          (1,469)
Company contributions                                     463             192
Benefits paid                                            (474)           (456)
                                                     --------        --------
Fair value of plan assets at end of year               18,258          18,693
                                                     ========        ========

Funded status                                          (5,321)         (3,053)
Unrecognized actuarial loss                             8,174           5,381
                                                     --------        --------
Net amount recognized                                   2,853           2,328
                                                     ========        ========

AMOUNTS RECOGNIZED IN THE ACCOMPANYING
   CONSOLIDATED FINANCIAL STATEMENTS:

     Prepaid benefit cost                               2,853           2,328
     Accrued pension liability                         (8,174)         (5,381)
     Accumulated other comprehensive income             8,174           5,381
                                                     --------        --------
Net amount recognized                                $  2,853        $  2,328
                                                     ========        ========



WEIGHTED -AVERAGE ASSUMPTIONS AS OF JUNE 30:     2002           2001           2000
                                               -------        -------        -------

Discount rate                                     6.50 %         6.50 %        6.00 %
Expected return on plan assets                    7.50 %         7.50 %        7.50 %

COMPONENTS OF NET PERIODIC BENEFIT COST:

Interest cost                                  $ 1,514        $ 1,401        $ 1,408
Expected return on plan assets                  (1,517)        (1,520)        (1,528)
Recognized actuarial loss                          133            109             76
                                               -------        -------        -------
Net periodic benefit cost                      $   130        $   (10)       $   (44)
                                               =======        =======        =======

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9.   INCOME TAXES

     A summary of income (loss) before provision for income taxes and components of the provision for income taxes for the fiscal years ended June 30 is as follows (in thousands):


                                                                   2002           2001          2000
                                                                 -------        -------        -------
Income (loss) before provision (benefit) for income taxes:
     Domestic                                                    $(9,022)       $(6,194)       $(4,156)
     Foreign                                                       3,694          6,322          5,201
                                                                 -------        -------        -------
                                                                 $(5,328)       $   128        $ 1,045
                                                                 =======        =======        =======
Domestic benefit for income taxes:
     Current                                                     $(3,109)       $  (976)       $  (600)
     Deferred                                                          -           (918)          (508)

Foreign provision (benefit) for income taxes:
     Current                                                       1,083          2,539            821
     Deferred                                                          -           (285)           988

Change in valuation reserve                                        9,182           (315)          (335)
                                                                 -------        -------        -------

Provision for income taxes                                       $ 7,156        $    45        $   366
                                                                 =======        =======        =======

          The differences between the United States Federal statutory income tax provision and the consolidated income tax provision for the fiscal years ended June 30 are summarized as follows (in thousands):

Federal statutory provision (benefit)                            $(1,868)       $    45        $   366
Non-deductible meals and entertainment                                67             59             91
Change in valuation reserve                                        9,182           (315)          (335)
Tax rate difference                                                    -           (276)           268
Domestic tax credit carry forwards                                (1,040)             -              -
Foreign tax credit carry forwards                                    457            224              -
Settlement of prior year taxes                                         -            310              -
Other, net                                                           358             (2)           (24)
                                                                 -------        -------        -------
Actual income tax provision                                       $7,156        $    45        $   366
                                                                 =======        =======        =======


     Deferred income taxes represent temporary differences in the recognition of certain items for income tax and financial reporting purposes. The components of the net deferred income tax asset as of June 30 are summarized as follows (in thousands):

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                           2002            2001
                                         --------        --------
Deferred income tax assets:
     Research and development            $  4,247        $  4,247
     Tax credits                              384             384
     Depreciation and amortization            209             305
     Net operating loss                     7,945           6,487
     Employee benefits                        125             480
     Accrued liabilities                      397             472
     Capitalized software                   1,379           1,754
     Pension liability                      2,452           1,599
     Other                                  1,141           1,320
                                         --------        --------
                                         $ 18,279        $ 17,048
Valuation allowance                       (17,097)         (7,915)
                                         --------        --------
                                         $  1,182        $  9,133
Deferred income tax liabilities:
     Employee benefits                       (856)           (686)
     Other                                   (326)           (325)
                                         --------        --------
                                           (1,182)         (1,011)
                                         --------        --------
Net deferred income tax asset            $      -        $  8,122
                                         ========        ========

     As of the end of the first quarter of the fiscal 2002, the Company determined that it would no longer be prudent to sell its non-core and legacy product lines, even if anticipated future operating income was not sufficient to allow the Company to fully realize its deferred tax asset. Based on the weight of this additional negative evidence and the absence of a prudent and feasible tax planning strategy that management would implement to prevent the Company's deferred tax assets from expiring unused, the Company determined that it could no longer support the realizability of its deferred tax assets on a "more likely than not" basis at the end of the first quarter of fiscal 2002. Accordingly, the deferred tax asset was fully reserved in the first quarter of fiscal 2002.

     At June 30, 2002, for income tax purposes, the Company had available gross operating loss carryforwards of approximately $19.4 million in domestic carryforwards expiring through 2022 and $3.3 million in foreign carryforwards that do not expire. In addition, the Company has general business credits, which will expire between 2003 and 2021.



10.   LEASES

     The Company leases office space, transportation and computer equipment under non-cancelable operating leases. Initial lease terms vary in length and several of the leases contain renewal options. Future minimum lease payments under all non-cancelable operating leases are as follows (in thousands):


       FISCAL YEARS ENDING JUNE 30,
--------------------------------------------

2003                                                  $ 4,538
2004                                                    4,054
2005                                                    3,004
2006                                                    1,345
2007                                                    1,080
2008 and thereafter                                       535
                                                     ---------
Total minimum payments                               $ 14,556
                                                     =========




         Minimum payments under non-cancelable operating leases have not been reduced by minimum sublease rentals of $4.7 million due in the future under non-cancelable subleases.

     Total rental expense, net of sublease income, was $3.9 million, $4.2 million and $5.2 million for the fiscal years ended June 30, 2002, 2001, and 2000, respectively.

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


11.       SEGMENT REPORTING

     The Company has only one reportable segment - the development, marketing and support of management planning and control applications software. Revenue is derived from the licensing of software, software maintenance, and the provision of product implementation and support services.

     No single customer accounted for more than 10% of the Company's total revenue in the fiscal years ended June 30, 2002, 2001 and 2000. In addition, the Company is not dependent on any single customer or group of customers.

     The accounting policies for the geographic information are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. Segment information for revenue is disclosed based on the geographic location of the customer. Geographic segment information is as follows:

                                                     FISCAL YEARS ENDED JUNE 30,
                                              ----------------------------------------

                                                2002            2001             2000
                                              --------        --------        --------
Revenue from external customers:
     North America                            $ 34,346        $ 35,927        $ 31,928
     United Kingdom                              9,888          12,112          13,418
     Other countries                            14,224          14,802          15,977
                                              --------        --------        --------
          TOTAL REVENUE                       $ 58,458        $ 62,841        $ 61,323
                                              ========        ========        ========

Operating income (loss):
     North America                            $ (4,114)       $ (3,345)       $    333
     United Kingdom                              5,621           4,123           1,200
     Other countries                             9,056           9,644          10,197
                                              --------        --------        --------
          TOTAL OPERATING INCOME                10,563          10,422          11,730

Unallocated expenses                           (15,891)        (10,294)        (10,685)
                                              --------        --------        --------
INCOME (LOSS) BEFORE TAXES                    $ (5,328)       $    128        $  1,045
                                              ========        ========        ========

Identifiable assets:
     North America                            $ 37,303        $ 50,511        $ 50,515
     United Kingdom and other countries          8,390           8,766          11,909
                                              --------        --------        --------
          TOTAL IDENTIFIABLE ASSETS           $ 45,693        $ 59,277        $ 62,424
                                              ========        ========        ========







     Unallocated expenses consist of general corporate expenses, internal research and product development expenses, interest expense and interest income. Unallocated amounts in the fiscal years ended June 30, 2002 and 2001 include approximately $1.3 million and $0.9 million of restructuring and unusual related expenses, respectively.

COMSHARE, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


12.  QUARTERLY FINANCIAL DATA

     Summarized quarterly financial data is as follows (unaudited and in thousands except per share data):


                                        INCOME                            NET
                                        (LOSS)             NET          INCOME
                                         FROM            INCOME         (LOSS)
                         REVENUE       OPERATIONS        (LOSS)        PER SHARE
                         --------      ----------       --------       ---------
2002
First Quarter            $ 15,016       $   (707)       $ (8,726)       $  (0.86)
Second Quarter             14,281         (2,427)         (2,307)          (0.23)
Third Quarter              13,508         (2,828)         (1,640)          (0.16)
Fourth Quarter             15,653             52             189            0.02
                         --------       --------        --------        --------
Year Ended June 30       $ 58,458       $ (5,910)       $(12,484)       $  (1.22)
                         ========       ========        ========        ========

2001
First Quarter            $ 15,443       $   (287)       $     78        $   0.01
Second Quarter             14,825           (304)              5               -
Third Quarter              15,877           (868)           (517)          (0.05)
Fourth Quarter             16,696            343             517            0.05
                         --------       --------        --------        --------
Year Ended June 30       $ 62,841       $ (1,116)       $     83        $   0.01
                         ========       ========        ========        ========

2000
First Quarter            $ 14,506       $   (178)       $     52        $   0.01
Second Quarter             15,023           (250)             59            0.01
Third Quarter              15,028           (170)            161            0.02
Fourth Quarter             16,766            235             407            0.04
                         --------       --------        --------        --------
Year Ended June 30       $ 61,323       $   (363)       $    679        $   0.07
                         ========       ========        ========        ========

         During the first quarter of fiscal 2002, the Company's deferred tax asset was fully reserved.

         During the quarter ended December 31, 2001, the Company recorded approximately $1.3 million of restructuring charges. This restructuring plan was implemented to reduce personnel costs, to bring costs more in line with revenues and improve financial performance of the Company.

         The Company recorded a $0.9 million restructuring charge in the third quarter ending March 31, 2001. This charge reflected certain cost reduction actions by the Company, taken to reduce personnel costs and other expenses.

13. LITIGATION

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

                             COMSHARE, INCORPORATED

                                   SCHEDULE II
                              CONSOLIDATED SCHEDULE
                       OF VALUATION & QUALIFYING ACCOUNTS


                                                                      ADDITIONS TO
                                       BALANCE       CHARGED TO       (DEDUCTIONS)                                     BALANCE
         DESCRIPTION                  BEGINNING       COSTS AND          FROM          TRANSLATION        OTHER         END OF
                                      OF PERIOD       EXPENSES          RESERVE        ADJUSTMENTS       RELATED        PERIOD
                                     ------------    ------------     ------------    --------------    ---------     ----------
Allowance for doubtful accounts
 for the years ended June 30:

             2002                        $ 1,269           $ 922           $ (815)              $ -          $ -        $ 1,376
                                     ============    ============     ============    ==============    =========     ==========

             2001                        $ 1,230             $ -             $ 36               $ 3          $ -        $ 1,269
                                     ============    ============     ============    ==============    =========     ==========

             2000                        $ 1,327             $ -            $ (96)             $ (1)         $ -        $ 1,230
                                     ============    ============     ============    ==============    =========     ==========






                                BALANCE    CHARGED TO    DEDUCTIONS                             BALANCE
      DESCRIPTION              BEGINNING    COSTS AND      FROM      TRANSLATION      OTHER     END OF
                               OF PERIOD    EXPENSES      RESERVE    ADJUSTMENTS     RELATED    PERIOD
                               ---------  ------------   ----------  -----------    ---------   ------
  Restructuring Reserves
for the years ended June 30:

        2002                    $ 1,412   $      1,280    $(1,810)    $       -      $      -   $   882
                                =======   ============    =======     =========      ========   =======

        2001                    $ 1,730   $        892    $(1,210)    $       -      $      -   $ 1,412
                                =======   ============    =======     =========      ========   =======

        2000                    $ 4,288   $          -    $(2,558)    $       -      $      -   $ 1,730
                                =======   ============    =======     =========      ========   =======


                                                    ADDITIONS TO
                        BALANCE       CHARGED TO    (DEDUCTIONS)                                 BALANCE
   DESCRIPTION         BEGINNING       COSTS AND        FROM        TRANSLATION       OTHER       END OF
                       OF PERIOD       EXPENSES        RESERVE      ADJUSTMENTS      RELATED      PERIOD
                       ---------      ----------    ------------    -----------      -------     -------
Valuation allowance
for the years ended
     June 30:
       2002             $7,915          $9,182         $    -          $   -          $   -      $17,097
                        ======          ======         ======          =====          =====      =======

       2001             $8,231          $    -         $ (316)         $   -          $   -      $ 7,915
                        ======          ======         ======          =====          =====      =======

       2000             $8,566          $    -         $ (335)         $   -          $   -      $ 8,231
                        ======          ======         ======          =====          =====      =======


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Comshare, Incorporated
DATE:  SEPTEMBER 30, 2002                        By: /s/ Brian Jarzynski
                                                     -------------------
                                                     Brian Jarzynski
                                                     Senior Vice President,
                                                     Chief Financial Officer and
                                                     Treasurer

     Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.




             SIGNATURE                                    TITLE                              DATE
-------------------------------------       ----------------------------------       ----------------------
/s/ Dennis G. Ganster                       Chairman of the Board, President,           September 30, 2002
---------------------                                                                ----------------------
Dennis G. Ganster                           Chief Executive Officer and
                                            a Director
                                            (Principal Executive Officer)

/s/ Brian Jarzynski                         Senior Vice President,                      September 30, 2002
-------------------                                                                  ----------------------
Brian Jarzynski                             Chief Financial Officer and
                                            Treasurer
                                            (Principal Financial Officer)

/s/ Kristin L.G. Marsh                      Corporate Controller and                    September 30, 2002
----------------------                                                               ----------------------
Kristin L.G. Marsh                          Chief Accounting Officer
                                            (Principal Accounting Officer)

/s/ Daniel T. Carroll                       Director                                    September 30, 2002
---------------------                                                                ----------------------
Daniel T. Carroll

/s/ Geoffrey B. Bloom                       Director                                    September 30, 2002
---------------------                                                                ----------------------
Geoffrey B. Bloom

/s/ Richard L. Crandall                     Director                                    September 30, 2002
-----------------------                                                              ----------------------
Richard L. Crandall

/s/ Alan G. Merten                          Director                                    September 30, 2002
------------------                                                                   ----------------------
Alan G. Merten

/s/ John F. Rockart                         Director                                    September 30, 2002
-------------------                                                                  ----------------------
John F. Rockart


/s/ Kathryn A. Jehle                        Director                                    September 30, 2002
--------------------                                                                 ----------------------
Kathryn A. Jehle

/s/ Anthony G. Stafford                     Director                                    September 30, 2002
-----------------------                                                              ----------------------
Anthony G. Stafford

                                  CERTIFICATION

         I, Dennis G. Ganster, Chief Executive Officer of Comshare, Incorporated, certify that:

         1. I have reviewed this annual report on Form 10-K of Comshare, Incorporated;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Dated:  September 30, 2002                  /s/ Dennis G. Ganster
                                            ---------------------------
                                            Dennis G. Ganster

                                            Chief Executive Officer

                                            (Principal Executive Officer)



                                  CERTIFICATION

         I, Brian Jarzynski, Chief Financial Officer of Comshare, Incorporated, certify that:

         1. I have reviewed this annual report on Form 10-K of Comshare, Incorporated;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Dated:  September 30, 2002                  /s/ Brian Jarzynski
                                            ---------------------------
                                            Brian Jarzynski

                                            Chief Financial Officer

                                            (Principal Financial Officer)

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

4.07 Fifth Amendment to Credit Agreement, dated May 15, 2001, between the Registrant, Comshare Limited and Harris Trust and Savings Bank - incorporated by reference to Exhibit 4.07 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 2001.

4.08 Sixth Amendment to Credit Agreement, dated September 17, 2001, between the Registrant, Comshare Limited and Harris Trust and Savings Bank - incorporated by reference to exhibit 4.08 to the Registrant's Form 10-K Report for fiscal year ended June 30, 2001.

4.09 Seventh Amendment to Credit Agreement, dated September 28, 2001, between the Registrant, Comshare Limited and Harris Trust and Savings Bank - incorporated by reference to Exhibit 4.01 to the Registrant's Form 10-Q Report for the quarter ended September 30, 2001.

4.10 Eighth Amendment to Credit Agreement, dated May 8, 2002, between the Registrant, Comshare Limited and Harris Trust and Savings Bank.

4.11 Rights Agreement, dated as of September 16, 1996, between Comshare, Incorporated and Key Bank National Association, as Rights Agent - incorporated by reference to Exhibit 2 to the Registrant's Registration Statement on Form 8-A, filed on September 17, 1996.

4.12 Form of certificate representing Rights (included as Exhibit B to the form of Rights Agreement filed as Exhibit 4.04). Pursuant to the Rights Agreement, Rights Certificates will not be mailed until after the earlier of (i) the tenth business day (or such later date as may be determined by the Board of Directors, with the concurrence of a majority of the Continuing Directors, prior to such time as any person becomes an Acquiring Person) after the date of the commencement of, or first public announcement of the intent to commence, a tender or exchange offer by any person or group of affiliated or associated persons (other than the Company or certain entities affiliated with or associated with the Company), if, upon consummation thereof, such person or group of affiliated or associated persons would be the beneficial owner of 15% or more of such outstanding shares of common stock - incorporated by reference to Exhibit 1 to the Registrant's Registration Statement on Form 8-A, filed on September 17, 1996.

4.13 Agreement among Computershare Investor Services, Inc., Harris Trust and Savings Bank and the Registrant - incorporated by reference to Exhibit
         4.11 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 2001.

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

10.13 Fourth Amendment to Employee Stock Purchase Plan - incorporated by reference to Exhibit 10.01 to the Registrant's Form 10-Q for the quarter ended December 31, 2001.

10.14 1994 Directors Stock Option Plan of Comshare, Incorporated - incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1994.

10.15 First Amendment to Directors Stock Option Plan - incorporated by reference to Exhibit 10.05 to Registrant's Form 10-Q for the quarter ended September 30, 1999.

10.16 Second Amendment to Directors Stock Option Plan - incorporated by reference to Exhibit 10.07 to the Registrant's Form 10-Q for the quarter ended March 31, 2001.

10.17 Third Amendment to Directors Stock Option Plan - incorporated by reference to Exhibit 10.02 to the Registrant's Form 10-Q for the quarter ended December 31, 2001.

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

10.24 Comshare, Incorporated Change in Control Severance Agreement dated January 7, 2002, between Comshare, Incorporated and Kenneth Kane.

10.25 Comshare, Incorporated 1998 Global Employee Stock Option Plan - incorporated by reference to Exhibit 10.25 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 1998.

10.26 First Amendment to 1998 Global Employee Stock Option Plan - incorporated by reference to Exhibit 10.04 to the Registrant's Form 10-Q Report for the quarter ended September 30, 1999.

10.27 Second Amendment to 1998 Global Employee Stock Option Plan - incorporated by reference to Exhibit 10.08 to the Registrant's Form 10-Q Report for the quarter ended March 31, 2001.

10.28 Letter of Understanding, dated February 8, 2001, between Comshare, Incorporated and Norman Neuman, Jr., and Norman Neuman, Jr. Notices of Grant of Stock Options and Option Agreements - incorporated by reference to Exhibit 10.03 to the Registrant's Form 10-Q Report for the quarter ended March 31, 2001.

10.29 Kathryn A. Jehle Notices of Grant of Stock Options and Option Agreements - incorporated by reference to Exhibit 10.04 to the Registrant's Form 10-Q Report for the quarter ended March 31, 2001.

10.30 Summary of 2000 Senior Executive Incentive Plan - incorporated by reference to Exhibit 10.32 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 2000.

10.31 Summary of 2001 Senior Executive Incentive Plan - incorporated by reference to Exhibit 10.33 to the Registrant's Form 10-K Report for the fiscal year ended June 30, 2000.

10.32 Summary of 2002 Senior Executive Incentive Plan - incorporated by reference to Exhibit 10.01 to the Registrant's Form 10-Q Report for the quarter ended September 30, 2001.

10.33    Summary of 2003 Senior Executive Plan.

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

10.38 Second Amendment to License Agreement by and between Arbor Software Corporation and Comshare, Incorporated - incorporated by reference to
         Exhibit 10 to the Registrant's Form 8-K Report filed on December 24, 1997. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-02.)

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

10.40 Standstill Agreement, dated August 15, 2002, by and between the Registrant, on the one hand, and Codec Systems Limited and Anthony Stafford, on the other - incorporated by reference to Exhibit 10.01 to the Registrant's Form 8-K Report filed on August 19, 2002.

21.01    Subsidiaries of the Registrant.

23.01    Consent of Ernst & Young LLP.

23.02    Notice regarding consent of Arthur Andersen LLP.