Form 10-Q
period 2002-09-30
COMSHARE INC
filed 2002-11-15
CIK 201513

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                           --------------------------

                X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              -----         OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

                         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              -----          OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____.


                          COMMISSION FILE NUMBER 0-4096


                        --------------------------------

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
Yes   X       No
    -------      -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes           No    X
    -------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of OCTOBER 31, 2002.
                                                             OUTSTANDING AT
      CLASS OF COMMON STOCK                                 OCTOBER 31, 2002
      ---------------------                                 ----------------

        $1.00 PAR VALUE                                    10,488,964 SHARES

                             COMSHARE, INCORPORATED

                                      INDEX


                                                                        Page No.

PART I - FINANCIAL INFORMATION


 ITEM 1. FINANCIAL STATEMENTS


     Condensed Consolidated Statements of Operations
         for the Three Months Ended September 30, 2002 and 2001.............3

     Consolidated Statements of Comprehensive Income
         For the Three Months Ended September 30, 2002 and 2001.............4


     Condensed Consolidated Balance Sheets as of
         September 30, 2002 and June 30, 2002...............................5


     Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended September 30, 2002 and 2001.....................7


     Notes to Condensed Consolidated Financial Statements...................8


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...............................13


 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........19


 ITEM 4. CONTROLS AND PROCEDURES...........................................19


PART II - OTHER INFORMATION

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................ 19



 SIGNATURE................................................................ 20

 CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER.....21

 INDEX TO EXHIBITS.........................................................23

PART I. - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS


                             COMSHARE, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited; in thousands, except per share data)

                                                                                 THREE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                 2002             2001
                                                                                 ----             ----
REVENUE
     Software licenses                                                        $  3,783         $  4,093
     Software maintenance                                                        5,530            5,750
     Implementation, consulting
          and other services                                                     4,865            5,173
                                                                              --------         --------
TOTAL REVENUE                                                                   14,178           15,016

COSTS AND EXPENSES
     Selling and marketing                                                       4,832            5,417
     Cost of revenue and support                                                 5,639            6,461
     Internal research and product development                                   2,333            2,351
     General and administrative                                                  1,409            1,494
     Tax settlement                                                             (1,208)            --
                                                                              --------         --------
TOTAL COSTS AND EXPENSES                                                        13,005           15,723
                                                                              --------         --------

INCOME (LOSS) FROM OPERATIONS                                                    1,173             (707)

OTHER INCOME (EXPENSE)
     Interest income                                                                88              192
     Interest expense                                                               (7)              (1)
     Exchange gain (loss)                                                            1              (14)
                                                                              --------         --------
TOTAL OTHER INCOME                                                                  82              177

INCOME (LOSS) BEFORE TAXES                                                       1,255             (530)
Provision for income taxes                                                         436            8,196

NET INCOME (LOSS)                                                             $    819         $ (8,726)
                                                                              ========         ========

SHARES USED IN BASIC EPS COMPUTATION                                            10,478           10,111
                                                                              ========         ========

SHARES USED IN DILUTED EPS COMPUTATION                                          10,478           10,111
                                                                              ========         ========

NET INCOME (LOSS) PER COMMON SHARE -
     BASIC AND DILUTED EPS                                                    $   0.08         $  (0.86)
                                                                              ========         ========



     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (unaudited, in thousands)



                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                         2002        2001
                                                       -------     -------
Net income (loss)                                      $   819     $(8,726)

Other comprehensive loss:
   Currency translation adjustment                         (26)        (66)
                                                       -------     -------

COMPREHENSIVE INCOME (LOSS)                            $   793     $(8,792)
                                                       =======     =======



     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                              SEPTEMBER 30,      June 30,
                                                                 2002             2002
                                                                 ----             ----
ASSETS                                                       (unaudited)
  CURRENT ASSETS
     Cash and cash equivalents                                 $18,090           $19,280
     Accounts receivable, net                                   16,820            17,683
     Prepaid expenses and other current assets                   3,187             2,949
                                                               -------           -------

          TOTAL CURRENT ASSETS                                  38,097            39,912

Property and equipment, at cost
     Computers & other equipment                                 6,462             6,357
     Leasehold improvements                                      2,915             2,856
                                                               -------           -------
                                                                 9,377             9,213

     Less - Accumulated depreciation                             8,038             7,862
                                                               -------           -------

     Property and equipment, net                                 1,339             1,351


Goodwill, net                                                      907               907

Pension asset                                                    2,853             2,853

Other assets                                                       623               670
                                                               -------           -------

          TOTAL ASSETS                                         $43,819           $45,693
                                                               =======           =======



     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)



                                                                      SEPTEMBER 30,        June 30,
                                                                          2002               2002
                                                                          ----               ----
LIABILITIES AND SHAREHOLDERS' EQUITY                                  (unaudited)
  CURRENT LIABILITIES
     Accounts payable                                                  $  2,274           $  2,819
     Accrued liabilities:
        Payroll                                                           1,432              1,985
        Taxes                                                               278                454
        Other                                                             2,454              3,299
                                                                       --------           --------
          Total accrued liabilities                                       4,164              5,738

     Deferred revenue                                                    10,781             11,327
                                                                       --------           --------

               TOTAL CURRENT LIABILITIES                                 17,219             19,884

Accrued pension liability                                                 8,174              8,174
Other liabilities                                                            28                 73

  SHAREHOLDERS' EQUITY
    Capital stock:
        Preferred stock, no par value;
        authorized 5,000,000 shares; none issued                           --                 --
        Common stock, $1.00 par value;
        authorized 20,000,000 shares; outstanding
        10,488,964 shares as of September 30, 2002
        and 10,469,409 shares as of June 30, 2002                        10,489             10,469
     Capital contributed in excess of par value                          39,710             39,686
     Retained deficit                                                   (19,390)           (20,208)
     Accumulated other comprehensive income:
        Pension liability, net of tax                                    (6,318)            (6,318)
        Cumulative translation adjustment                                (6,093)            (6,067)
                                                                       --------           --------
          TOTAL SHAREHOLDERS' EQUITY                                     18,398             17,562
                                                                       --------           --------

               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 43,819           $ 45,693
                                                                       ========           ========


     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited; in thousands)



                                                                                      THREE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                   -------------------------
                                                                                       2002            2001
                                                                                       ----            ----
OPERATING ACTIVITIES
     Net income (loss)                                                             $    819         $ (8,726)
     Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
         Depreciation and amortization                                                   96              188
         Changes in operating assets and liabilities:
              Accounts receivable                                                       903              433
              Prepaid expenses and other assets                                        (183)             319
              Accounts payable                                                         (529)            (531)
              Accrued liabilities                                                    (1,561)          (1,878)
              Deferred revenue                                                         (486)            (774)
              Deferred income taxes                                                    --              8,122
              Other liabilities                                                         (45)             (84)
                                                                                   --------         --------
                 NET CASH USED IN OPERATING ACTIVITIES                                 (986)          (2,931)

INVESTING ACTIVITIES
     Payments for property and equipment                                                (23)             (29)
     Other                                                                              (43)             (38)
                                                                                   --------         --------
                 NET CASH USED IN INVESTING ACTIVITIES                                  (66)             (67)

FINANCING ACTIVITIES
     Net repayments under debt agreements,
        capital lease agreements and notes payable                                     --                (94)
     Other                                                                               45               41
                                                                                   --------         --------
                 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     45              (53)

Effect of exchange rate changes                                                        (183)            (397)
                                                                                   --------         --------

NET DECREASE IN CASH                                                                 (1,190)          (3,448)

CASH AT BEGINNING OF PERIOD                                                          19,280           24,106
                                                                                   --------         --------

CASH AT END OF PERIOD                                                              $ 18,090         $ 20,658
                                                                                   ========         ========

SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                                                           $      7         $      1
                                                                                   ========         ========
  Cash paid for income taxes                                                       $     93         $    215
                                                                                   ========         ========




     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - GENERAL INFORMATION

       The unaudited condensed consolidated financial statements included herein have been prepared by Comshare, Incorporated (the "Company"), in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K. Certain amounts in the fiscal 2002 financial statements have been reclassified to conform to fiscal 2003 presentations.

       In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, required to present fairly its consolidated statements of operations, the consolidated statements of comprehensive income and the consolidated statements of cash flows for the three months ended September 30, 2002 and 2001, and the consolidated balance sheet as of September 30, 2002.

       The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results to be expected in future quarters or the full fiscal year. The software industry is generally characterized by seasonal trends.

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

---------------------------------------------------------------------------------------------------------
      RESTRUCTURING COMPONENTS         BEGINNING RESERVE            CHARGES TO         BALANCE AT
                                         (IN THOUSANDS)              RESERVES       SEPTEMBER 30, 2002
                                                                  (IN THOUSANDS)      (IN THOUSANDS)
---------------------------------------------------------------------------------------------------------
      Employee severance                     $1,280                   $(890)              $390
---------------------------------------------------------------------------------------------------------


         Total cash expenditures relating to the restructuring charge are expected to be $1.3 million. Future cash expenditures are expected to be funded from the Company's available cash with remaining payments expected to be paid through the second quarter of the 2004 fiscal year. The remaining reserve related to the October 2001 charge at September 30, 2002 and June 30, 2002 was $390,000 and $454,000, respectively. The change of $64,000 was a result of payments during the first quarter.

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

                             COMSHARE, INCORPORATED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

---------------------------------------------------------------------------------------------------------
      RESTRUCTURING COMPONENTS        BEGINNING RESERVE             CHARGES TO         BALANCE AT
                                        (IN THOUSANDS)               RESERVES      SEPTEMBER 30, 2002
                                                                  (IN THOUSANDS)     (IN THOUSANDS)
---------------------------------------------------------------------------------------------------------
      Employee severance                       $892                   $(591)              $301
---------------------------------------------------------------------------------------------------------

         Total cash expenditures relating to the restructuring charge are expected to be $0.9 million. Future cash expenditures are expected to be funded from the Company's available cash and remaining payments are expected to be paid through the fourth quarter of fiscal 2004. The remaining reserve related to the March 2001 charge at September 30, 2002 and June 30, 2002 was $301,000 and $428,000, respectively. The change of $127,000 was due to payments of $45,000 and an accrual reversal of $82,000 due to changes in estimates of restructuring expenses.

         As of September 30, 2002, the Company had $0.7 million of accruals remaining from restructuring charges, payable through the fourth quarter of the 2004 fiscal year. The entire amount is related to employee severance agreements.

NOTE D -- NEW ACCOUNTING PRONOUNCEMENTS

         In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This pronouncement addresses financial accounting and reporting for costs associated with an exit activity (including restructuring) or with the disposal of long-lived assets and nullifies Emerging Issues Task Force Issue No. 94-3. Under SFAS No. 146, a liability is recorded for a cost associated with an exit activity when that liability is incurred and can be measured at fair value. SFAS No. 146 requires disclosure of information about exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002 with earlier adoption encouraged. SFAS No. 146 does not allow for the restatement of previously issued financial statements and grandfathers the accounting for liabilities previously recorded under Emerging Issues Task Force Issue No. 94-3. The Company does not expect the adoption of SFAS No. 146 to have a material impact.

NOTE E -- GOODWILL

            Goodwill represents the unamortized cost in excess of fair value of net assets acquired and through June 30, 2002 was amortized on a straight-line basis over forty years. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS No. 141 requires all business combinations initiated after June 2001 to be accounted for under the purchase method of accounting. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Companies will, however, be required to perform an annual fair-value-based analysis to determine whether the value of goodwill has been impaired. Effective July 1, 2002 the Company adopted SFAS No. 142. The Company performed an impairment test of the goodwill as required and determined that no impairment of the goodwill existed at the effective date of adoption. In addition, the Company has ceased recognizing approximately $17,500 of quarterly goodwill amortization during the first quarter of fiscal year 2003.

                             COMSHARE, INCORPORATED
             NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

NOTE F - CREDIT FACILITY

     The Company has a $7 million credit agreement which matures on September 30, 2003. The credit agreement contains covenants regarding among other things, earnings, leverage, net worth and payment of dividends. The Company is required to maintain $7.4 million in deposits in U.S. Dollars with the bank in order to maintain this credit. Under the terms of the credit agreement, the Company is not permitted to pay cash dividends on its common stock. Permitted borrowings available as of September 30, 2002 under the credit agreement were $7 million, of which none were outstanding. At June 30, 2002, none of the permitted borrowings available were outstanding.
At June 30, 2002, the Company was in violation of certain covenants relating to the line of credit. During the first quarter of fiscal 2003, the Company negotiated a waiver and an amendment to its line of credit agreement to revise the financial covenants for future periods and to reduce the line of credit to $7 million. The Company was in compliance of all financial covenants as of September 30, 2002.

NOTE G -- RELATED PARTY TRANSACTIONS

         Codec Systems Limited ("Codec"), a corporation organized under the laws of Ireland, is a principal shareholder of and distributor for Comshare. The Chief Executive Office of Codec, Anthony Stafford, is on the Company's Board of Directors.

         Software revenue, which is defined as license fee and maintenance revenue, of $0.4 million and $0.2 million was recognized from Codec in the quarters ended September 30, 2002 and 2001, respectively. Codec's contractual terms and conditions are not materially different from those of the Company's other distributors.

NOTE H - FINANCIAL INSTRUMENTS

          The Company, at various times, enters into forward exchange contracts to hedge certain exposures related to identifiable foreign currency transactions that are relatively certain as to both timing and amount. On July 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, as amended by SFAS No. 137 and SFAS No. 138 and determined that there was no material effect on the financial statements. The Company uses derivative financial instruments to manage its exposures to fluctuations in foreign exchange rates. The use of these financial instruments mitigates the Company's exposure to these risks with the intent of reducing the risks and variability of the Company's operating results. Initially, upon adoption of SFAS No. 133, and prospectively, on the date a derivative contract is entered into, the Company designates the derivative as a hedge. The ineffective portion of the hedge is recorded in earnings and reflected in the consolidated statement of operations as exchange gain or loss within other income (expense). The Company utilizes fair value hedges and formally documents its hedge relationships, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. At September 30, 2002 and June 30, 2002, the Company had forward foreign currency exchange contracts outstanding of approximately $2.0 million and $2.5 million (notional amounts), respectively, denominated in foreign currencies. The contracts outstanding at September 30, 2002 mature at various dates through December 18, 2002 and are intended to hedge various foreign currency commitments due from the Company's distributors. Due to the short-term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amounts at September 30, 2002 and June 30, 2002.


NOTE I -- PROVISION FOR INCOME TAXES

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

         The Company recognized a tax provision of $436,000 in the first quarter of fiscal 2003. This provision represents taxes paid on revenue from sales in foreign countries.

NOTE J - TAX SETTLEMENT

         Total costs and expenses include a non-recurring $1.2 million credit for a tax settlement. This tax settlement agreement is associated with a claim the Company made for non-income based taxes, known as the Single Business Tax, paid to the state of Michigan relating to the years 1982-1985. The amount recorded relates to the return of monies previously paid by the Company for taxes, penalties and interest during that period. The Company accounts for Michigan Single Business taxes, which are based on certain non-income related factors, within the operating expenses of the Company, consistent with customary practice. The final tax settlement may include additional statutory interest receivable from the date the tax was paid to the date of receipt of the settlement, which is not included in the accrual.

                             COMSHARE, INCORPORATED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



NOTE K -- PENSION LIABILITY

         The Company's United Kingdom subsidiary maintains a defined benefit plan, which covered substantially all of its employees hired prior to January 1, 1994. This plan was frozen on April 1, 1997, with no further benefits accruing under the plan. The Company evaluates and records its pension expense and liability on an annual basis. Accordingly, there was no change in the pension liability at September 30, 2002 as compared to June 30, 2002.

         The pension liability and funding requirements of the Company's defined benefit plan for its United Kingdom subsidiary are based on a number of assumptions including the assumption that the assets in the plans will have annual returns of 7.5%. To the extent these assumptions are not realized, the Company's annual pension expense and cash funding requirements could increase.

NOTE L -- CURRENCY TRANSLATION ADJUSTMENT

         At September 30, 2002 and June 30, 2002 the "Currency translation adjustment" balance included in the Company's balance sheet was $6.1 million. This balance primarily represents the foreign currency translation on the net assets related to the Company's operations in the United Kingdom. In accordance with Financial Accounting Standards Board No. 52 "Foreign Currency Translation," upon "sale or complete or substantially complete liquidation" of the business in the United Kingdom, the Company will reverse the currency translation adjustment into the statement of operations. At September 30, 2002 and June 30, 2002, the revenue generated by the United Kingdom business represented approximately 18% and 17% of total revenue, respectively. The Company considers the business in the United Kingdom significant to their operations and as of September 30, 2002 had no plans to sell or liquidate this portion of the business. Therefore, the Company had not adjusted the balance at September 30, 2002 related to currency translation adjustment.

NOTE M - LEASES

     The Company leases office space, transportation and computer equipment under non-cancelable operating leases. Initial lease terms vary in length and several of the leases contain renewal options. Future minimum lease payments which are not recorded within the financial statements, under all non-cancelable operating leases are as follows (in thousands):

                FISCAL YEARS ENDING JUNE 30,
--------------------------------------------------------------

2003                                                               $ 3,912
2004                                                                 4,024
2005                                                                 2,979
2006                                                                 1,380
2007                                                                 1,114
2008 and thereafter                                                    317
                                                                  --------
Total minimum payments                                            $ 13,726
                                                                  --------



         Minimum payments under non-cancelable operating leases have not been reduced by minimum sublease rentals of $4.5 million due in the future under non-cancelable subleases.

NOTE N -- SEGMENT REPORTING

          The Company has only one reportable segment -- the development, marketing and support of financial analytic applications software for management planning and control. Revenue is derived from the licensing of software and the provision of related services that include product implementation, consulting, training and support.

     No single customer accounted for more than 10% of the Company's total revenue in the three months ended September 30, 2002 and 2001. In addition, the Company is not dependent on any single customer or group of customers. Geographic segment information is as follows:

                             COMSHARE, INCORPORATED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                               2002            2001
                                                             --------        --------
                                                                   (In thousands)
REVENUE FROM EXTERNAL CUSTOMERS:
     North America                                           $  8,268        $  9,101
     United Kingdom                                             2,612           2,571
     Other countries                                            3,298           3,344
                                                             --------        --------
          TOTAL REVENUE                                      $ 14,178        $ 15,016
                                                             ========        ========

OPERATING INCOME (LOSS):
     North America                                           $  4,662        $ (1,339)
     United Kingdom                                            (1,552)          1,169
     Other countries                                            2,164           2,195
                                                             --------        --------
          TOTAL OPERATING INCOME                                5,274           2,025

Unallocated expenses                                           (4,019)         (2,555)
                                                             --------        --------
INCOME (LOSS) BEFORE TAXES                                   $  1,255        $   (530)
                                                             ========        ========

IDENTIFIABLE ASSETS:
     North America                                           $ 35,266        $ 36,532
     United Kingdom and other countries                         8,553          10,471
                                                             --------        --------
          TOTAL IDENTIFIABLE ASSETS                          $ 43,819        $ 47,003
                                                             ========        ========



         Unallocated expenses consist of general corporate expenses, internal research and product development expenses, tax settlement, interest expense and interest income.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis sets forth information for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain financial data as a percentage of total revenue.


                                                                         THREE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                        ----------------------
                                                                         2002             2001
                                                                         ----             ----
REVENUE
   Software licenses                                                     26.7 %           27.3 %
   Software maintenance                                                  39.0             38.3
   Implementation, consulting and other services                         34.3             34.4
                                                                        -----            -----
       TOTAL REVENUE                                                    100.0            100.0

COSTS AND EXPENSES
   Selling and marketing                                                 34.1             36.1
   Cost of revenue and support                                           39.8             43.0
   Internal research and product development                             16.4             15.7
   General and administrative                                             9.9              9.9
   Tax settlement                                                        (8.5)            --
                                                                        -----            -----
        TOTAL COSTS AND EXPENSES                                         91.7            104.7

INCOME (LOSS) FROM OPERATIONS                                             8.3             (4.7)

OTHER INCOME (EXPENSE)
   Interest income                                                        0.6              1.3
   Exchange loss                                                          --              (0.1)
                                                                        -----            -----
        TOTAL OTHER INCOME                                                0.6              1.2

INCOME (LOSS) BEFORE TAXES                                                8.9             (3.5)

Provision for income taxes                                                3.1             54.6
                                                                        -----            -----

NET INCOME (LOSS)                                                         5.8 %          (58.1)%
                                                                        =====            =====

REVENUE

         The following table shows revenue for the Company during the quarters ended September 30, 2002 and 2001:

                                              THREE MONTHS ENDED           PERCENT
                                                  SEPTEMBER 30,             CHANGE
                                            -----------------------       ---------
                                              2002            2001
                                              ----            ----
                                                 (in thousands)
MPC REVENUE
     Software licenses                      $ 3,319         $ 3,548           (6.5)
     Software maintenance                     3,754           3,317           13.2
     Implementation, consulting and
        other services                        4,773           4,906           (2.7)
                                            -------         -------

            TOTAL MPC REVENUE               $11,846         $11,771            0.6 %
                                            =======         =======

LEGACY REVENUE
     Software licenses                      $   464         $   545          (14.9)
     Software maintenance                     1,776           2,433          (27.0)
     Implementation, consulting and
        other services                           92             267          (65.5)
                                            -------         -------

            TOTAL LEGACY REVENUE            $ 2,332         $ 3,245          (28.1)%
                                            =======         =======

TOTAL REVENUE
     Software licenses                      $ 3,783         $ 4,093           (7.6)
     Software maintenance                     5,530           5,750           (3.8)
     Implementation, consulting and
        other services                        4,865           5,173           (6.0)
                                            -------         -------

            TOTAL REVENUE                   $14,178         $15,016           (5.6)%
                                            =======         =======


         The decline in total revenue in the quarter ended September 30, 2002 of 6% from the quarter ended September 30, 2001 was primarily due to a 28% decline in revenue from the Company's older desktop ("legacy") products, slightly offset by a 1% growth in revenue from the Company's management planning and control software applications ("MPC"). The Company's MPC suite of software applications is comprised of Comshare MPC (formerly BudgetPLUS), Comshare FDC and Comshare Decision. MPC revenue was $11.8 million for the quarter ended September 30, 2002, representing 84% of total revenue. This compares with MPC revenue representing 78% of total revenue for the three months ended September 30, 2001. The Company released a new version of Comshare MPC, version 5.0, in October 2002. For the second quarter of fiscal year 2003, the Company expects total revenue of between $14.0 million and $14.5 million, compared to total revenue of $14.3 million in the second quarter of fiscal year 2002. The Company expects license fee revenue for the second quarter of fiscal year 2003 to be between $4.5 million and $5.0 million, compared to $4.1 million in the second quarter of fiscal year 2002. The Company's expectation as to total revenue and license fee revenue for the second quarter of fiscal year 2003 is a "forward looking statement" within the meaning of the Securities Exchange Act of 1934, as amended. Such expectations are subject to a number of uncertainties described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement."

         The 8% decline in the Company's license fees for the first quarter of fiscal year 2003 was primarily due to a decrease in legacy license fees of 15% from the three months ended September 30, 2001, combined with a 6% reduction in MPC license fees during the same period. MPC license fees represented 88% of total license fees for the quarter ended September 30, 2002, versus 87% for the same period in the prior year. License fees in the Company's direct operations, which include North America and the United Kingdom, declined 16% to $2.3 million for the quarter ended September 30, 2002. The decline in direct license fees was slightly offset by the growth in distributor license fees of 6% to $1.5 million for the same time period. The first quarter of the Company's fiscal year is historically the slowest from a license fee perspective due to the reduced demand for our financial budgeting and analytic applications in the third quarter of the calendar year. The decrease in license fee revenue also reflects a continuation of the general economic weakness and reduced capital spending in the software industry, as well as increased competition from an increasing number of entrants to the corporate performance management, or CPM, market.

         Software maintenance revenues decreased 4% for the quarter ended September 30, 2002 primarily due to a 27% decrease in legacy product maintenance attributable to mainframe and desktop maintenance cancellations and continued customer migration to other platforms. During the quarter ended September 30, 2002, the Company experienced 13% growth in maintenance revenues of the Company's MPC products to $3.8 million due to MPC license fee growth in fiscal 2002. MPC product maintenance accounted for 68% of total maintenance revenue for the three months ended September 30, 2002, compared to 58% for the same period a year ago. Legacy software maintenance represented 32% of total software maintenance revenue for the quarter ended September 30, 2002 as compared to 42% for the quarter ended September 30, 2001.

         Implementation, consulting and other services revenues declined 6% primarily due to a 66% decrease in legacy implementation services revenue. This reflects the continuing decrease in legacy license fees in fiscal years 2003 and 2002 from the prior fiscal years. During the quarter ended September 30, 2002, 98% of total implementation services revenue was related to MPC products, which declined 3% from the quarter ended September 30, 2001. Implementation, consulting and other services revenues for MPC products were $4.8 million and $4.9 million for the quarters ended September 30, 2002 and 2001, respectively.


COSTS AND EXPENSES
------------------
                                                                     SEPTEMBER 30,               CHANGE
                                                               --------------------------       --------
                                                                 2002              2001
                                                                 ----              ----
                                                                      (in thousands)
COST AND EXPENSES
   Selling and marketing                                       $  4,832          $  5,417          (10.8) %
   Cost of revenue and support                                    5,639             6,461          (12.7)
   Internal research and product development                      2,333             2,351           (0.8)
   General and administrative                                     1,409             1,494           (5.7)
   Tax settlement                                                (1,208)             --              --
                                                               --------          --------

           TOTAL COSTS AND EXPENSES                            $ 13,005          $ 15,723          (17.3) %
                                                               ========          ========

         Total costs and expenses decreased 17% in the first quarter of fiscal year 2003 from the first quarter of the prior year. Total costs and expenses include a non-recurring $1.2 million credit for a tax settlement. This tax settlement agreement is associated with a claim the Company made for non-income based taxes, known as the Single Business Tax, paid to the state of Michigan relating to the years 1982-1985. The amount recorded relates to the return of monies previously paid by the Company for taxes, penalties and interest during that period. The Company accounts for Michigan Single Business taxes, which are based on certain non-income related factors, within the operating expenses of the Company, consistent with customary practice. The final tax settlement may include additional statutory interest receivable from the date the tax was paid to the date of receipt of the settlement, which is not included in the accrual. Without the non-recurring credit for a tax settlement, total costs and expenses decreased 9.6% in the first quarter of fiscal year 2003 from the first quarter of the prior year.

         Selling and marketing expenses decreased 11% from the quarter ended September 30, 2001. The decrease is attributable to a reduction of employee costs of $0.4 million and a reduction in promotional spending of $0.2 million.


         Cost of revenue and support expenses decreased 13% from the first quarter of the prior year. The decrease was primarily due to a decrease of $0.3 million in royalty expenses resulting from lower sales of Hyperion Solutions Corporation's Essbase database and a reduction in purchased professional services associated with implementation services revenue.

         The Company licenses the Essbase database from Hyperion under an agreement that expires in December 2002, and resells it in connection with many of its Comshare MPC products. The Company does not expect the termination of its license for Hyperion's Essbase database at December 31, 2002 to have a material adverse impact on the Company's software license fees since license fees relating to Essbase represent less than 12% of the Company's total license fees for the quarter ended September 30, 2002. The impact of the termination on the Company's software maintenance revenues is not currently known and will depend upon the number of the Company's customers who decide to purchase Essbase maintenance services directly from Hyperion. The Company's maintenance revenues related to Essbase represented approximately 25% of the Company's total maintenance fees for the quarter ended September 30, 2002. The Company's expectations as to the impact of the termination of the license agreement with Hyperion are "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. Such expectations are subject to a number of uncertainties described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Safe Harbor Statement."

         Internal research and product development costs remained relatively flat for the quarters ended September 30, 2002 and 2001.

         General and administrative expenses decreased 6% from the first quarter of fiscal year 2002 to $1.4 million for the quarter ended September 30, 2002. The decrease is primarily attributable to the impact of cost reduction actions taken after the first quarter of fiscal 2002.

OTHER INCOME AND EXPENSE
------------------------
                                                                       THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                       -----------------
                                                                        2002        2001
                                                                        ----        ----
                                                                         (in thousands)
OTHER INCOME (EXPENSE)
    Interest income                                                    $  88       $ 192
    Interest expense                                                      (7)         (1)
    Exchange gain (loss)                                                   1         (14)
                                                                       -----       -----

         TOTAL OTHER INCOME                                            $  82       $ 177
                                                                       =====       =====


         Lower interest rates on short-term investments and lower average cash balances during the three months ended September 30, 2002 resulted in decreased interest income for the quarter ended September 30, 2002, compared to the three months ended September 30, 2001.

PENSION LIABILITY

          The Company's United Kingdom subsidiary maintains a defined benefit plan, which covered substantially all of its employees hired prior to January 1, 1994. This plan was frozen on April 1, 1997, with no further benefits accruing under the plan. The Company evaluates and records its pension expense and liability on an annual basis. Accordingly, there was no change in the pension liability at September 30, 2002 as compared to June 30, 2002.

          The pension liability and funding requirements of the Company's defined benefit plan for its United Kingdom subsidiary are based on a number of assumptions including the assumption that the assets in the plans will have annual returns of 7.5%. To the extent these assumptions are not realized, the Company's annual pension expense and cash funding requirements could increase.

CURRENCY TRANSLATION ADJUSTMENT

         At September 30, 2002 and June 30, 2002 the "Currency translation adjustment" balance included in the Company's balance sheet was $6.1 million. This balance primarily represents the foreign currency translation on the net assets related to the Company's operations in the United Kingdom. In accordance with Financial Accounting Standards Board No. 52 "Foreign Currency Translation," upon "sale or complete or substantially complete liquidation" of the business in the United Kingdom, the Company will reverse the currency translation adjustment into the statement of operations. At September 30, 2002 and June 30, 2002, the revenue generated by the United Kingdom business represented approximately 18% and 17% of total revenue, respectively. The Company considers the business in the United Kingdom significant to their operations and as of September 30, 2002 had no plans to sell or liquidate this portion of the business. Therefore, the Company had not adjusted the balance at September 30, 2002 related to currency translation adjustment.

FOREIGN CURRENCY

          For the three months ended September 30, 2002, 42% of the Company's total revenue was from outside North America compared with 39% for the three months ended September 30, 2001. Most of the Company's international revenue is denominated in foreign currencies. The Company recognizes currency transaction gains and losses in the period of occurrence. As currency rates are constantly changing, these gains and losses can, at times, fluctuate greatly. The Company's future operating results may be adversely impacted by the overall strengthening of the U.S. dollar against foreign currencies of countries where the Company conducts business; conversely, future operating results may be favorably impacted by an overall weakening of the U.S. dollar against foreign currencies. For the three months ended September 30, 2002, foreign currency fluctuations did not have a material impact on the Company's revenues, operating expenses or net income.

       The Company had several forward exchange contracts totaling a notional amount of $2.0 million, outstanding at September 30, 2002. See Note F of Notes to Condensed Consolidated Financial Statements.

PROVISION FOR INCOME TAXES

        As of the end of the first quarter of the fiscal 2002, the Company determined that it would no longer be prudent to sell its non-core and legacy product lines, even if anticipated future operating income was not sufficient to allow the Company to fully realize its deferred tax asset. Based on the weight of this additional negative evidence and the absence of a prudent and feasible tax planning strategy that management would implement to prevent the Company's deferred tax assets from expiring unused, the Company determined that it could no longer support the realizability of its deferred tax assets on a "more likely than not" basis at the end of the first quarter of fiscal 2002. Accordingly, the deferred tax asset was fully reserved in the first quarter of fiscal 2002. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Provision for Income Taxes" in the Company's Form 10-K for the fiscal year ended June 30, 2002 for more information.

       The Company recognized a tax provision of $436,000 in the first quarter of fiscal 2003. This provision represents taxes paid on revenues from sales in foreign countries.

LIQUIDITY AND CAPITAL RESOURCES

          At September 30, 2002, cash and cash equivalents were $18.1 million, compared with cash and cash equivalents of $19.3 million at June 30, 2002. The $1.2 million decrease resulted primarily from $1.0 million used in operating activities.

       Net cash of $1.0 million was used in operating activities in the three months ended September 30, 2002. The cash used in operating activities included $1.9 million used in working capital and other activities. Net cash used in working capital and other activities resulted primarily from a decrease in accrued payroll, accounts payable and deferred revenue, partially offset by a decrease in accounts receivable. The decrease in accrued payroll is primarily due to payment of incentive accruals related to sales in the fourth quarter of fiscal 2002. The decrease in accounts payable is attributable to payments relating to professional services incurred during the fourth quarter of fiscal 2002. Deferred revenue decreased primarily due to the seasonality of maintenance renewals, which are higher in the Company's second and fourth quarters and lower in the first and third quarters. Accounts receivable decreased primarily as a result of the decline in license fee and maintenance revenue for the quarter. The Company received a $1.0 million tax refund that was recognized during the third quarter of fiscal year 2002, which was also included in working capital. This refund resulted from the "Jobs Creation and Worker Assistance Act of 2002" federal economic stimulus package, which was signed into law in March 2002.

       Net cash of $0.1 million was used in investing activities for the three months ended September 30, 2002. The Company purchases most of its computer equipment under operating leases. At September 30, 2002, the Company did not have any material capital expenditure commitments.

       Total assets were $43.8 million at September 30, 2002, compared with total assets of $45.7 million at June 30, 2002. Working capital as of September 30, 2002 was $20.9 million, compared with $20.0 million as of June 30, 2002. The decrease in total assets from June 30, 2002 to September 30, 2002 was primarily due the decline in cash and cash equivalents during the three months ended September 30, 2002 and a decrease in accounts receivable. The increase in working capital from June 30, 2002 to September 30, 2002 was primarily due to the tax settlement of $1.2 million that the Company recognized in the first quarter of fiscal 2003.

        As of September 30, 2002, the Company had $0.7 million of accruals remaining for cash restructuring expenses payable through the fourth quarter of the 2004 fiscal year. See Note C of Notes to Condensed Consolidated Financial Statements contained in this form 10-Q.

       The Company has a $7 million credit agreement which matures on September 30, 2003. The credit agreement contains covenants regarding among other things, earnings, leverage, net worth and payment of dividends. The Company is required to maintain $7.4 million in deposits in U.S. Dollars with the bank in order to maintain this credit. Under the terms of the credit agreement, the Company is not permitted to pay cash dividends on its common stock. Permitted borrowings available as of September 30, 2002 under the credit agreement were $7 million, of which none were outstanding. At June 30, 2002, none of the permitted borrowings available were outstanding. At June 30, 2002, the Company was in violation of certain covenants relating to the line of credit. During the first quarter of fiscal 2003, the Company negotiated a waiver and an amendment to its line of credit agreement to revise the financial covenants for future periods and to reduce the line of credit to $7 million. The Company was in compliance of all financial covenants as of September 30, 2002.

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

          The Company, at various times, denominates borrowings in foreign currencies and enters into forward exchange contracts to hedge exposures related to foreign currency transactions. The Company does not use any other types of derivatives to hedge such exposures nor does it speculate in foreign currency. In general, the Company uses forward exchange contracts to hedge against large selective transactions that present the most exposure to exchange rate fluctuations. At September 30, 2002 and June 30, 2002 the Company had forward contracts of approximately $2.0 million and $2.5 million (notional amounts), respectively, denominated in foreign currencies. The contracts outstanding at September 30, 2002 mature through December 18, 2002 and are intended to hedge various foreign currency commitments due from the Company's distributors. Due to the short-term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amounts at September 30, 2002 and June 30, 2002.

          Gains and losses on the forward contracts are largely offset by gains and losses on the underlying exposure. The Company conducts business in approximately six foreign currencies, predominately British pounds, the Euro and Japanese yen. A hypothetical 10 percent appreciation of the U.S. dollar from September 30, 2002 market rates would increase the unrealized value of the Company's forward contracts by an immaterial amount and a hypothetical 10 percent depreciation of the U.S. dollar from September 30, 2002 market rates would decrease the unrealized value of the Company's forward contracts by an immaterial amount. In either scenario, the gains or losses on the forward contracts would be largely offset by the gains or losses on the underlying transactions.

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




Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."


Item 4.  Controls and Procedures


         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in causing the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for the Company to meet the Securities and Exchange Commission's ("Commission") filing deadlines for these reports specified in the Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II -- OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a) The exhibits included with this Form 10-Q are set forth on the Index to Exhibits.

(b)  Reports on Form 8-K.

         On August 19, 2002, the Company filed a Form 8-K under Item 5, disclosing a Standstill Agreement that the Company entered into with Codec Systems Limited and Anthony Stafford.

         On September 30, 2002, the Company filed a Form 8-K under Item 9, disclosing that certifications from the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) had accompanied the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

                                    SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 14, 2002                         Comshare, Incorporated
                                                          (Registrant)




                                                 /s/ Brian Jarzynski
                                                 --------------------
                                                 Brian Jarzynski
                                                 Senior Vice President,
                                                 Chief Financial Officer and
                                                 Treasurer

                                  CERTIFICATION

         I, Dennis G. Ganster, Chief Executive Officer of Comshare, Incorporated, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Comshare, Incorporated;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002                   /s/ Dennis G. Ganster
                                            ---------------------
                                            Dennis G. Ganster
                                            Chief Executive Officer
                                            (Principal Executive Officer)

                                  CERTIFICATION

         I, Brian Jarzynski, Chief Financial Officer of Comshare, Incorporated, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Comshare, Incorporated;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002                   /s/ Brian Jarzynski
                                            --------------------
                                            Brian Jarzynski
                                            Senior Vice President,
                                            Chief Financial Officer and
                                            Treasurer
                                            (Principal Financial Officer)

                                INDEX TO EXHIBITS



     Exhibit No.              Description

     4.01 Ninth Amendment to Credit Agreement, dated as of September 30, 2002, between the Registrant, Comshare Limited and Harris Trust and Savings Bank.


     10.01 Agreement, dated October 16, 2002, by and between the Registrant, Codec Systems Limited and John H. MacKinnon.

     10.02 Third Amendment to Comshare, Incorporated 1998 Global Employee Stock Option Plan.

     10.03                    Fourth Amendment to the Comshare,
                              Incorporated Directors' Stock Option Plan.