Form 10-Q
period 2002-12-31
COMSHARE INC
filed 2003-02-14
CIK 201513

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



               X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              -----
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

                                       OR

                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              -----
                          OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____.


                          COMMISSION FILE NUMBER 0-4096

                            ------------------------

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
Yes   X       No
    ------       ------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes           No   X
    ------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of JANUARY 31, 2003.

                                                    OUTSTANDING AT
   CLASS OF COMMON STOCK                           JANUARY 31, 2003
   ---------------------                           ----------------

      $1.00 PAR VALUE                              10,653,914 SHARES

                             COMSHARE, INCORPORATED

                                      INDEX


                                                                                                     Page No.
PART I - FINANCIAL INFORMATION


     ITEM 1. FINANCIAL STATEMENTS


         Condensed Consolidated Statements of Operations
             For the Three and Six Months Ended December 31, 2002 and 2001...............................3

         Consolidated Statements of Comprehensive Income
             For the Three and Six Months Ended December 31, 2002 and 2001...............................4


         Condensed Consolidated Balance Sheets as of
             December 31, 2002 and June 30, 2002.........................................................5


         Condensed Consolidated Statements of Cash Flows for the
             Six Months Ended December 31, 2002 and 2001.................................................7


         Notes to Condensed Consolidated Financial Statements............................................8


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS........................................................13


     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................21

     ITEM 4. CONTROLS AND PROCEDURES....................................................................21



PART II - OTHER INFORMATION

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................21

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...........................................................22



     SIGNATURE..........................................................................................23

     CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER..............................24



PART I. - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                             COMSHARE, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited; in thousands, except per share data)


                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                       DECEMBER 31,            DECEMBER 31,
                                                     2002        2001        2002         2001
                                                     ----        ----        ----         ----
REVENUE
     Software licenses                             $  5,806    $  4,094    $  9,589    $  8,187
     Software maintenance                             5,672       6,006      11,202      11,756
     Implementation, consulting
          and other services                          3,069       4,181       7,934       9,354
                                                   --------    --------    --------    --------
TOTAL REVENUE                                        14,547      14,281      28,725      29,297

COSTS AND EXPENSES
     Selling and marketing                            5,807       5,881      10,639      11,356
     Cost of revenue and support                      5,453       6,044      11,092      12,508
     Internal research and product development        2,455       2,305       4,788       4,600
     General and administrative                       1,264       1,198       2,673       2,687
     Tax settlement                                       -           -      (1,208)          -
     Restructuring                                        -       1,280           -       1,280
                                                   --------    --------    --------    --------
TOTAL COSTS AND EXPENSES                             14,979      16,708      27,984      32,431
                                                   --------    --------    --------    --------

INCOME (LOSS) FROM OPERATIONS                          (432)     (2,427)        741      (3,134)

OTHER INCOME (EXPENSE)
     Interest on tax settlement                       1,125           -       1,125           -
     Interest income, net                                49         138         130         329
     Exchange loss                                       (9)        (18)         (8)        (32)
                                                   --------    --------    --------    --------
TOTAL OTHER INCOME                                    1,165         120       1,247         297

INCOME (LOSS) BEFORE TAXES                              733      (2,307)      1,988      (2,837)
     Provision for income taxes                         129           -         565       8,196
                                                   --------    --------    --------    --------

NET INCOME (LOSS)                                  $    604    $ (2,307)   $  1,423    $(11,033)
                                                   ========    ========    ========    ========

SHARES USED IN BASIC EPS COMPUTATION                 10,491      10,118      10,484      10,115
                                                   ========    ========    ========    ========

SHARES USED IN DILUTED EPS COMPUTATION               10,492      10,118      10,489      10,115
                                                   ========    ========    ========    ========

NET INCOME (LOSS) PER COMMON SHARE - BASIC EPS     $   0.06    $  (0.23)   $   0.14    $  (1.09)
                                                   ========    ========    ========    ========

NET INCOME (LOSS) PER COMMON SHARE - DILUTED EPS   $   0.06    $  (0.23)   $   0.14    $  (1.09)
                                                   ========    ========    ========    ========



     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (unaudited, in thousands)


                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                         DECEMBER 31,           DECEMBER 31,
                                       2002       2001        2002        2001
                                     --------   --------    --------    --------
Net income (loss)                    $    604   $ (2,307)   $  1,423    $(11,033)

Other comprehensive income (loss):
   Currency translation adjustment         13        (28)        (13)        (94)
                                     --------   --------    --------    --------

COMPREHENSIVE INCOME (LOSS)          $    617   $ (2,335)   $  1,410    $(11,127)
                                     ========   ========    ========    ========



     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                  DECEMBER 31,     June 30,
                                                     2002            2002
                                                     ----            ----
ASSETS                                            (unaudited)
CURRENT ASSETS
     Cash and cash equivalents                      $18,405         $19,280
     Accounts receivable, net                        19,502          17,683
     Prepaid expenses and other current assets        2,856           2,949
                                                    -------         -------

          TOTAL CURRENT ASSETS                       40,763          39,912

Property and equipment, at cost
     Computers & other equipment                      6,604           6,357
     Leasehold improvements                           2,982           2,856
                                                    -------         -------
                                                      9,586           9,213

     Less - Accumulated depreciation                  8,230           7,862
                                                    -------         -------

     Property and equipment, net                      1,356           1,351


Goodwill, net                                           907             907

Pension asset                                         2,853           2,853

Other assets                                            575             670
                                                    -------         -------

          TOTAL ASSETS                              $46,454         $45,693
                                                    =======         =======


     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                DECEMBER 31,        June 30,
                                                                    2002              2002
                                                                    ----              ----
LIABILITIES AND SHAREHOLDERS' EQUITY                            (unaudited)
  CURRENT LIABILITIES
     Accounts payable                                             $  2,870          $  2,819
     Accrued liabilities:
        Payroll                                                      1,666             1,985
        Taxes                                                          380               454
        Other                                                        2,907             3,299
                                                                  --------          --------
          Total accrued liabilities                                  4,953             5,738

     Deferred revenue                                               10,960            11,327
                                                                  --------          --------

               TOTAL CURRENT LIABILITIES                            18,783            19,884

Accrued pension liability                                            8,318             8,174
Other liabilities                                                       27                73

  SHAREHOLDERS' EQUITY
    Capital stock:
        Preferred stock, no par value;
        authorized 5,000,000 shares; none issued                         -                 -
        Common stock, $1.00 par value;
        authorized 20,000,000 shares; outstanding
        10,653,914 shares as of December 31, 2002
        and 10,469,409 shares as of June 30, 2002                   10,654            10,469
     Capital contributed in excess of par value                     39,830            39,686
     Retained deficit                                              (18,786)          (20,208)
     Accumulated other comprehensive income:
        Pension liability, net of tax                               (6,318)           (6,318)
        Cumulative translation adjustment                           (6,054)           (6,067)
                                                                  --------          --------
          TOTAL SHAREHOLDERS' EQUITY                                19,326            17,562
                                                                  --------          --------

               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 46,454          $ 45,693
                                                                  ========          ========




     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited; in thousands)



                                                               SIX MONTHS ENDED
                                                                 DECEMBER 31,
                                                             --------------------
                                                               2002        2001
                                                               ----        ----
OPERATING ACTIVITIES
     Net income (loss)                                       $  1,423    $(11,033)
     Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
         Depreciation and amortization                            285         380
         Increase in pension liability                            144           -
         Deferred income taxes                                      -       8,122
         Changes in operating assets and liabilities:
              Accounts receivable                              (1,700)        955
              Prepaid expenses and other assets                   201        (360)
              Accounts payable                                     76        (853)
              Accrued liabilities                                (746)     (1,592)
              Deferred revenue                                   (227)       (124)
              Other liabilities                                   (46)         49
                                                             --------    --------
                 NET CASH USED IN OPERATING ACTIVITIES           (590)     (4,456)

INVESTING ACTIVITIES
     Payments for property and equipment                         (121)       (205)
     Other                                                       (133)       (109)
                                                             --------    --------
                 NET CASH USED IN INVESTING ACTIVITIES           (254)       (314)

FINANCING ACTIVITIES
     Net repayments under debt agreements,
        capital lease agreements and notes payable                  -        (100)
     Other                                                        329         403
                                                             --------    --------
                 NET CASH PROVIDED BY FINANCING ACTIVITIES        329         303

Effect of exchange rate changes                                  (360)       (317)
                                                             --------    --------

NET DECREASE IN CASH                                             (875)     (4,784)

CASH AT BEGINNING OF PERIOD                                    19,280      24,106
                                                             --------    --------

CASH AT END OF PERIOD                                        $ 18,405    $ 19,322
                                                             ========    ========

SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                                     $      7    $      1
                                                             ========    ========

  Cash paid for income taxes                                 $    223    $    430
                                                             ========    ========


      See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - GENERAL INFORMATION

       The unaudited condensed consolidated financial statements included herein have been prepared by Comshare, Incorporated (the "Company"), in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K. Certain amounts in the fiscal year 2002 financial statements have been reclassified to conform to fiscal year 2003 presentations.

       In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, required to present fairly its consolidated statements of operations and the consolidated statements of comprehensive income for the three and six months ended December 31, 2002 and 2001, the consolidated balance sheets as of December 31, 2002 and June 30, 2002, and the consolidated statements of cash flows for the six months ended December 31, 2002 and 2001.

       The results of operations for the three and six months ended December 31, 2002 and 2001 are not necessarily indicative of the results to be expected in future quarters or the full fiscal year. The software industry is generally characterized by seasonal trends.

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

      --------------------------------- -------------------------- ---------------------- -------------------------
      RESTRUCTURING COMPONENTS              BEGINNING RESERVE       CHARGES TO RESERVES          BALANCE AT
                                             (IN THOUSANDS)           (IN THOUSANDS)         DECEMBER 31, 2002
                                                                                               (IN THOUSANDS)
      --------------------------------- -------------------------- ---------------------- -------------------------
      Employee severance                         $1,280                   $(967)                    $313
      --------------------------------- -------------------------- ---------------------- -------------------------

         Total cash expenditures related to the restructuring charge are expected to be $1.3 million. Future cash expenditures are expected to be funded from the Company's available cash with remaining payments expected to be paid through the second quarter of the 2004 fiscal year. The remaining reserve related to the October 2001 charge at December 31, 2002 and June 30, 2002 was $313,000 and $454,000, respectively. The change of $141,000 was a result of payments during the first and second quarters of fiscal 2003.

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

                             COMSHARE, INCORPORATED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


      --------------------------------- -------------------------- ---------------------- -------------------------
      RESTRUCTURING COMPONENTS              BEGINNING RESERVE       CHARGES TO RESERVES          BALANCE AT
                                             (IN THOUSANDS)           (IN THOUSANDS)         DECEMBER 31, 2002
                                                                                               (IN THOUSANDS)
      --------------------------------- -------------------------- ---------------------- -------------------------
      Employee severance                          $892                    $(635)                    $257
      --------------------------------- -------------------------- ---------------------- -------------------------

         Total cash expenditures related to the restructuring charge are expected to be $0.8 million. Future cash expenditures are expected to be funded from the Company's available cash and remaining payments are expected to be paid through the fourth quarter of fiscal year 2004. The remaining reserve related to the March 2001 charge at December 31, 2002 and June 30, 2002 was $257,000 and $428,000, respectively. The change of $171,000 was due to payments of $89,000 during the first and second quarters of fiscal year 2003 and an accrual reversal of $82,000 during the first quarter of fiscal year 2003 due to changes in estimates of restructuring expenses.

         As of December 31, 2002, the Company had $0.6 million of accruals remaining from restructuring charges, payable through the fourth quarter of the 2004 fiscal year. The entire amount is related to employee severance agreements.

NOTE D - NEW ACCOUNTING PRONOUNCEMENTS

         In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FAS 123" ("SFAS 148"). This statement amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS No. 148 are effective for interim periods beginning after December 15, 2002. Management is currently assessing the impact of this pronouncement.

         In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This pronouncement addresses financial accounting and reporting for costs associated with an exit activity (including restructuring) or with the disposal of long-lived assets and nullifies Emerging Issues Task Force Issue No. 94-3. Under SFAS No. 146, a liability is recorded for a cost associated with an exit activity when that liability is incurred and can be measured at fair value. SFAS No. 146 requires disclosure of information about exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002 with earlier adoption encouraged. SFAS No. 146 does not allow for the restatement of previously issued financial statements and grandfathers the accounting for liabilities previously recorded under Emerging Issues Task Force Issue No. 94-3. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its financial statements.

NOTE E - GOODWILL

            Goodwill represents the unamortized cost in excess of fair value of net assets acquired and through June 30, 2002 was amortized on a straight-line basis over forty years. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS No. 141 requires all business combinations initiated after June 2001 to be accounted for under the purchase method of accounting. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Companies will, however, be required to perform an annual fair-value-based analysis to determine whether the value of goodwill has been impaired. Effective July 1, 2002 the Company adopted SFAS No. 142. The Company performed an impairment test of the goodwill as required and determined that no impairment of the goodwill existed at the effective date of adoption. In addition, the Company has ceased recognizing approximately $17,500 of quarterly goodwill amortization beginning the first quarter of fiscal year 2003. The Company will continue to perform an impairment review on an annual basis (or more frequently if impairment indicators arise). The first annual review will take place in the fourth quarter of 2003.

                             COMSHARE, INCORPORATED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE F - CREDIT FACILITY

     The Company has a $7 million credit agreement that matures on September 30, 2003. The credit agreement contains covenants regarding, among other things, earnings, leverage, net worth and payment of dividends. The Company is required to maintain $7.4 million in deposits in U.S. Dollars with the bank in order to maintain this credit. Under the terms of the credit agreement, the Company is not permitted to pay cash dividends on its common stock. Permitted borrowings available as of December 31, 2002 under the credit agreement were $7 million, of which none were outstanding. At June 30, 2002, none of the permitted borrowings available were outstanding. The Company was in compliance with all financial covenants as of December 31, 2002.

NOTE G - RELATED PARTY TRANSACTIONS

         Codec Systems Limited ("Codec"), a corporation organized under the laws of Ireland, is a principal shareholder of and distributor for Comshare. As a distributor, Codec is authorized to grant sublicenses of Comshare's products in Ireland, Poland, Portugal, Germany and Spain. The Chief Executive Officer of Codec, Anthony Stafford, is on the Company's Board of Directors.

         Software revenue, which is defined as license fee and maintenance revenue, of $0.5 million and $0.3 million was recognized from Codec in the six months ended December 31, 2002 and 2001, respectively. Codec's contractual terms and conditions are not materially different from those of the Company's other distributors.

NOTE H - FINANCIAL INSTRUMENTS

          The Company, at various times, enters into forward exchange contracts to hedge certain exposures related to identifiable foreign currency transactions that are relatively certain as to both timing and amount. On July 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, as amended by SFAS No. 137 and SFAS No. 138 and determined that there was no material effect on the financial statements. The Company uses derivative financial instruments to manage its exposures to fluctuations in foreign exchange rates. The use of these financial instruments mitigates the Company's exposure to these risks with the intent of reducing the risks and variability of the Company's operating results. Initially, upon adoption of SFAS No. 133, and prospectively, on the date a derivative contract is entered into, the Company designates the derivative as a hedge. The ineffective portion of the hedge is recorded in earnings and reflected in the consolidated statement of operations as exchange gain or loss within other income (expense). The Company utilizes fair value hedges and formally documents its hedge relationships, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. At December 31, 2002 and June 30, 2002, the Company had forward foreign currency exchange contracts outstanding of approximately $2.4 million and $2.5 million (notional amounts), respectively, denominated in foreign currencies. The contracts outstanding at December 31, 2002 mature at various dates through March 19, 2003 and are intended to hedge various foreign currency commitments due from the Company's distributors. Due to the short-term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amounts at December 31, 2002 and June 30, 2002.

NOTE I - PROVISION FOR INCOME TAXES

         As of the end of the first quarter of fiscal year 2002, the Company determined that it would no longer be prudent to sell its non-core and legacy product lines, even if anticipated future operating income was not sufficient to allow the Company to fully realize its deferred tax asset. Based on the weight of this additional negative evidence and the absence of a prudent and feasible tax planning strategy that management would implement to prevent the Company's deferred tax assets from expiring unused, the Company determined that it could no longer support the realizability of its deferred tax assets on a "more likely than not" basis at the end of the first quarter of fiscal year 2002. Accordingly, the deferred tax asset was fully reserved in the first quarter of fiscal year 2002.

       The Company recognized tax provisions of $129,000 and $565,000 in the three and six months ended December 31, 2002, respectively. These provisions represent taxes paid on revenue from sales in foreign countries.

                             COMSHARE, INCORPORATED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE J - TAX SETTLEMENT

         Overall financial results for the quarter ended December 31, 2002 include a non-recurring $1.1 million credit for statutory interest on the $1.2 million tax settlement recorded in the first quarter of fiscal year 2003. This tax settlement agreement is associated with a claim the Company made for non-income based taxes, known as the Single Business Tax, paid to the state of Michigan related to the years 1982-1985. The amount recorded during the first quarter relates to the return of monies previously paid by the Company for taxes, penalties and interest during that period. The Company accounts for Michigan Single Business taxes, which are based on certain non-income related factors, within the operating expenses of the Company, consistent with customary practice. The settlement with the State of Michigan is complete and no additional tax refunds or interest payments are anticipated.

NOTE K - PENSION LIABILITY

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

NOTE L - CURRENCY TRANSLATION ADJUSTMENT

         At December 31, 2002 and June 30, 2002 the "Currency translation adjustment" balance included in the Company's balance sheet was $6.1 million. This balance primarily represents the foreign currency translation on the net assets related to the Company's operations in the United Kingdom. In accordance with Financial Accounting Standards Board No. 52 "Foreign Currency Translation," upon "sale or complete or substantially complete liquidation" of the business in the United Kingdom, the Company will reverse the currency translation adjustment into the statement of operations. The revenue generated by the United Kingdom business represented approximately 22% and 16% of total revenue, for the three months ended December 31, 2002 and December 31, 2001, respectively and 20% and 17% of total revenue for the six months ended December 31, 2002 and December 31, 2001, respectively. The Company considers the business in the United Kingdom significant to its operations and as of December 31, 2002 had no plans to sell or liquidate this portion of the business. Therefore, the Company had not adjusted the balance sheet at December 31, 2002 related to the currency translation adjustment.

NOTE M - LEASES

         The Company leases office space, transportation and computer equipment under non-cancelable operating leases. Initial lease terms vary in length and several of the leases contain renewal options. Future minimum lease payments which are not recorded within the financial statements, under all non-cancelable operating leases are as follows (in thousands):



                FISCAL YEARS ENDING JUNE 30,
--------------------------------------------------------------
2003                                                                 $ 2,261
2004                                                                   4,161
2005                                                                   3,076
2006                                                                   1,385
2007                                                                   1,114
2008 and thereafter                                                      555
                                                                -------------
Total minimum payments                                              $ 12,552
                                                                =============


                             COMSHARE, INCORPORATED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         Minimum payments under non-cancelable operating leases have not been reduced by minimum sublease rentals of $4.2 million due in the future under non-cancelable subleases.

NOTE N - SEGMENT REPORTING

          The Company has only one reportable segment - the development, marketing and support of financial analytic applications software for management planning and control. Revenue is derived from the licensing of software and the provision of related services, which include product implementation, consulting, training and support.

     No single customer accounted for more than 10% of the Company's total revenue in the three and six months ended December 31, 2002 and 2001. In addition, the Company is not dependent on any single customer or group of customers. Geographic segment information is as follows:

                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                              DECEMBER 31,            DECEMBER 31,
                                          --------------------    --------------------
                                            2002        2001        2002         2001
                                            ----        ----        ----         ----
                                             (in thousands)          (in thousands)
REVENUE FROM EXTERNAL CUSTOMERS:
     North America                        $  6,939    $  8,489    $ 15,207    $ 17,590
     United Kingdom                          3,211       2,327       5,823       4,898
     Other countries                         4,397       3,465       7,695       6,809
                                          --------    --------    --------    --------
          TOTAL REVENUE                   $ 14,547    $ 14,281    $ 28,725    $ 29,297
                                          ========    ========    ========    ========

OPERATING INCOME (LOSS):
     North America                        $   (132)   $ (2,263)   $  1,332    $ (3,602)
     United Kingdom                          2,855       1,661       4,501       2,830
     Other countries                         2,387       2,143       4,551       4,338
                                          --------    --------    --------    --------
          TOTAL OPERATING INCOME             5,110       1,541      10,384       3,566

Unallocated expenses                        (4,377)     (3,848)     (8,396)     (6,403)
                                          --------    --------    --------    --------
INCOME (LOSS) BEFORE TAXES                $    733    $ (2,307)   $  1,988    $ (2,837)
                                          ========    ========    ========    ========


                                         DECEMBER 31,    June 30,
                                            2002           2002
                                          --------       --------
IDENTIFIABLE ASSETS:
     North America                        $ 35,665       $ 36,862
     United Kingdom and other countries     10,789          8,831
                                          --------       --------
          TOTAL IDENTIFIABLE ASSETS       $ 46,454       $ 45,693
                                          ========       ========




     Unallocated expenses consist of general corporate expenses, internal research and product development expenses, interest expense and interest income.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis sets forth information for the three and six months ended December 31, 2002 compared to the three and six months ended December 31, 2001. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain financial data as a percentage of total revenue.


                                              THREE MONTHS ENDED   SIX MONTHS ENDED
                                                 DECEMBER 31,        DECEMBER 31,
                                                --------------      --------------
                                                2002      2001      2002      2001
                                                ----      ----      ----      ----
REVENUE
   Software licenses                            39.9%     28.7%     33.4%     28.0%
   Software maintenance                         39.0      42.0      39.0      40.1
   Implementation, consulting and
     other services                             21.1      29.3      27.6      31.9
                                               -----     -----     -----     -----
       TOTAL REVENUE                           100.0     100.0     100.0     100.0

COSTS AND EXPENSES
   Selling and marketing                        39.9      41.2      37.0      38.7
   Cost of revenue and support                  37.5      42.3      38.6      42.7
   Internal research and product development    16.9      16.1      16.7      15.7
   General and administrative                    8.7       8.4       9.3       9.2
   Tax settlement                                  -         -      (4.2)
   Restructuring and unusual                       -       9.0         -       4.4
                                               -----     -----     -----     -----
        TOTAL COSTS AND EXPENSES               103.0     117.0      97.4     110.7

INCOME (LOSS) FROM OPERATIONS                   (3.0)    (17.0)      2.6     (10.7)

OTHER INCOME (EXPENSE)
   Interest on tax settlement                    7.8         -       3.9         -
   Interest income                               0.3       0.9       0.4       1.1
   Exchange loss                                (0.1)     (0.1)        -      (0.1)
                                               -----     -----     -----     -----
        TOTAL OTHER INCOME                       8.0       0.8       4.3       1.0

INCOME (LOSS) BEFORE TAXES                       5.0     (16.2)      6.9      (9.7)

Provision for income taxes                       0.9         -       1.9      28.0
                                               -----     -----     -----     -----

NET INCOME (LOSS)                                4.1%    (16.2)%     5.0%    (37.7)%
                                               =====     =====     =====     =====


REVENUE

The following table sets forth revenue for the Company for the periods indicated.


                                     THREE MONTHS ENDED   PERCENT   SIX MONTHS ENDED    PERCENT
                                        DECEMBER 31,      CHANGE      DECEMBER 31,      CHANGE
                                      -----------------   ------    -----------------   ------
                                        2002      2001                2002      2001
                                        ----      ----                ----      ----
                                        (in thousands)                (in thousands)
MPC REVENUE
     Software licenses                $ 4,336   $ 3,466    25.1%    $ 7,655   $ 7,014     9.1%
     Software maintenance               3,940     3,407    15.6       7,694     6,724    14.4
     Implementation, consulting and
        other services                  2,823     3,971   (28.9)      7,596     8,877   (14.4)
                                      -------   -------             -------   -------

            TOTAL MPC REVENUE         $11,099   $10,844     2.4%    $22,945   $22,615     1.5%
                                      =======   =======             =======   =======

LEGACY REVENUE
     Software licenses                $ 1,470   $   628   134.1%    $ 1,934   $ 1,173    64.9%
     Software maintenance               1,732     2,599   (33.4)      3,508     5,032   (30.3)
     Implementation, consulting and
        other services                    246       210    17.1         338       477   (29.1)
                                      -------   -------             -------   -------

            TOTAL LEGACY REVENUE      $ 3,448   $ 3,437     0.3%    $ 5,780   $ 6,682   (13.5)%
                                      =======   =======             =======   =======

TOTAL REVENUE
     Software licenses                $ 5,806   $ 4,094    41.8%    $ 9,589   $ 8,187    17.1%
     Software maintenance               5,672     6,006    (5.6)     11,202    11,756    (4.7)
     Implementation, consulting and
        other services                  3,069     4,181   (26.6)      7,934     9,354   (15.2)
                                      -------   -------             -------   -------

            TOTAL REVENUE             $14,547   $14,281     1.9%    $28,725   $29,297    (2.0)%
                                      =======   =======             =======   =======




          The increase in total revenue of 2% in the quarter ended December 31, 2002 from the quarter ended December 31, 2001 was primarily due to a 2% increase in revenue from the Company's management planning and control software applications ("MPC"). The total revenue decline of 2% for the six months ended December 31, 2002 was primarily due to a 14% decrease in revenue from the Company's older desktop ("legacy") products, offset by a 2% increase in the Company's MPC revenue. The Company's MPC suite of software applications is comprised of Comshare MPC (formerly BudgetPLUS), Comshare FDC and Decision. In October 2002, the Company released a new version of Comshare MPC, version 5.0. MPC revenue was $11.1 million for the quarter ended December 31, 2002, representing 76% of total revenue, and $22.9 million for the six months ended December 31, 2002, representing 80% of total revenue. This compares to MPC revenue representing 76% of total revenue for the three months ended December 1, 2001, and 77% of total revenue for the six months ended December 31, 2001.

         For the third quarter of fiscal year 2003, the Company expects total revenue of between $13.6 million and $14.1 million, compared to total revenue of $13.5 million in the third quarter of fiscal year 2002. The Company expects license fee revenue for the third quarter of fiscal year 2003 to be between $5.0 million and $5.5 million, compared to $3.7 million in the third quarter of fiscal year 2002. The Company's expectation as to total revenue and license fee revenue for the third quarter of fiscal year 2003 is a "forward looking statement" within the meaning of the Securities Exchange Act of 1934, as amended. Such expectations are subject to a number of uncertainties described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement."

         The 42% increase in software license fees for the second quarter of fiscal year 2003 from the quarter ended December 31, 2001 was primarily due to a 25% increase in license fees in the Company's MPC products, to $4.3 million for the quarter ended December 31, 2002, versus $3.5 million for the quarter ended December 31, 2001. License fees from the Company's legacy products also increased $0.9 million from the quarter ended December 31, 2001. The entire increase was related to the sale of Essbase license fees. MPC license fees represented 75% of total license fees for the quarter ended December 31, 2002, versus 85% for the same period in fiscal year 2002. License fees in the Company's direct operations, which include North America and the United Kingdom, increased 17% to $3.2 million for the quarter ended December 31, 2002. The increase in the Company's direct operations was primarily due to increased sales of MPC products in the United Kingdom. License fees from the Company's distributor operations increased 90% to $2.5 million for the same time period, primarily reflecting an increase in license fees from the Company's legacy products, specifically Essbase. The Company licensed the Essbase database from Hyperion Solutions Corporation under an agreement that expired on December 31, 2002, and resold it in connection with many of its MPC products. The Company's management believes that a significant number of customers who rely on the Company for support made long-term decisions on software needs and commitments and purchased additional Essbase licenses from the Company during the quarter ended December 31, 2002. Management also believes that these sales reflect the Company's strong customer base and their interest in continued support from the Company. The 17% increase in software license fees for the six months ended December 31, 2002 was primarily due to the increase in license fees from the Company's legacy products of $0.7 million from the six months ended
December 31, 2001. MPC license fees represented 80% of total license fees for the six months ended December 31, 2002, versus 86% for the same period in fiscal year 2002.

         Software maintenance revenues decreased 6% in the quarter ended December 31, 2002 from the quarter ended December 31, 2001. This reflects a decrease of 33% in legacy maintenance, due to mainframe and desktop maintenance cancellations and continued customer migration to other platforms. The decrease in legacy maintenance was offset by an increase of MPC product maintenance of 16%. MPC product maintenance accounted for 69% of total maintenance revenue for the three months ended December 31, 2002, versus 57% for the same period in fiscal year 2002. The growth in MPC product maintenance revenue follows from growth in Comshare MPC licensing in the prior fiscal year. Software maintenance revenues decreased 6% from the six months ended December 31, 2001 to the same period ended December 31, 2002, reflecting the decline in maintenance revenues for legacy products, offset by the growth in the Company's MPC products.

         Implementation, consulting and other services revenue was $3.1 million and $7.9 million for the three and six months ended December 31, 2002, respectively, compared to $4.2 million and $9.4 million for the three and six months ended December 31, 2001, respectively. The decrease in implementation services revenue for the three and six months ended December 31, 2002 compared to the same periods in fiscal year 2002 was primarily due to the allocation of our implementation services resources to the introduction of our Comshare 5.0 release, and to a lesser extent the completion of a large implementation project during the second quarter of fiscal year 2003. The decrease in implementation services revenue for the six months ended December 31, 2002 was also due to a decrease in legacy license fees in prior periods. During each of the three and six month periods ended December 31, 2002, 92% and 96%, respectively, of total implementation services revenue was related to MPC products, primarily the Comshare MPC product.

COSTS AND EXPENSES


                                                   THREE MONTHS ENDED         PERCENT           SIX MONTHS ENDED       PERCENT
                                                      DECEMBER 31,             CHANGE             DECEMBER 31,          CHANGE
                                                -------------------------    ---------        ---------------------   ----------
                                                   2002          2001                           2002        2001
                                                   ----          ----                           ----        ----
                                                     (in thousands)                              (in thousands)
COSTS AND EXPENSES
   Selling and marketing                           $ 5,807      $  5,881         (1.3)%         $10,639    $ 11,356        (6.3)%
   Cost of revenue and support                       5,453         6,044         (9.8)           11,092      12,508       (11.3)
   Internal research and product development         2,455         2,305          6.5             4,788       4,600         4.1
   General and administrative                        1,264         1,198          5.5             2,673       2,687        (0.5)
   Tax settlement                                        -             -            -            (1,208)          -      (100.0)
   Restructuring                                         -         1,280       (100.0)                -       1,280      (100.0)
                                                ----------     ---------                      ---------   ---------

           TOTAL COSTS AND EXPENSES                $14,979      $ 16,708        (10.3)%         $27,984    $ 32,431       (13.7)%
                                                ==========     =========                      =========   =========




       Total costs and expenses decreased 10% and 14% for the three and six months ended December 31, 2002, respectively, compared to the prior year. The decrease of 10% for the quarter ended December 31, 2002 as compared to the quarter ended December 31, 2001 was primarily due to the $1.3 million restructuring charge. The decrease of 14% for the six months ended December 31, 2002 as compared to the six months ended December 31, 2001 is due to the restructuring charge of $1.3 million recorded in the second quarter of fiscal year 2002 and a $1.2 million credit recorded in the first quarter of fiscal year 2003 for a claim the Company made for non-income based taxes, known as the Single Business Tax, paid to the state of Michigan relating to the years 1982-1985. The amount recorded relates to the return of monies previously paid by the Company for taxes, penalties and interest during that period. The Company accounts for Michigan Single Business taxes, which are based on certain non-income related factors, within the operating expenses of the Company, consistent with customary practice. The settlement with the State of Michigan is complete and no additional tax refunds or interest payments are anticipated.

       Selling and marketing expenses decreased 1% and 6% for the three and six months ended December 31, 2002. The decrease during the three and six month period was primarily due to a reduction of employee costs, and to a lesser extent a reduction of promotional spending.

       Cost of revenue and support expenses decreased 10% and 11% for the three and six months ended December 21, 2002, respectively, compared to the prior year. The decrease during the three and six month periods was primarily due to reduced professional services to support implementation, consulting and other services revenue, offset by an increase in royalty expenses resulting from higher sales of Hyperion's Essbase database.

       The Company licensed the Essbase database from Hyperion under an agreement that expired December 31, 2002, and resold it in connection with many of its Comshare MPC products. Management believes that the pending termination of its license for Hyperion's Essbase database may have contributed to an increase in its software license fees in the second quarter of fiscal year 2003, which contribution will not occur in future periods. Management does not believe that the termination will have a material adverse impact on the Company's software license fees in future periods, since license fees relating to Essbase represented less than 10% of the Company's total license fees for fiscal year 2002. The impact of the termination on the Company's software maintenance revenues is not currently known and will depend upon the number of the Company's customers who decide to purchase Essbase maintenance services directly from Hyperion. The Company's maintenance revenues related to Essbase represented less than 30% of the Company's total maintenance fees for the quarter ended December 31, 2002. The Company's expectations as to the impact of the termination of the license agreement with Hyperion are "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. Such expectations are subject to a number of uncertainties described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Safe Harbor Statement."

       Internal research and product development costs increased 7% to $2.5 million for the quarter ended December 31, 2002, from $2.3 million for the quarter ended December 31, 2001. Internal research and product development costs for the six month period ended December 31, 2002 were $4.8 million, representing a 4% increase over the same period a year ago. The increases in both periods were primarily due to increased third party royalty costs.

       General and administrative costs increased 6% and decreased 1% for the three and six months ended December 31, 2002, respectively, as compared to the same periods in fiscal year 2002. The three month increase is mainly due to an increase in insurance costs. During the second quarter of fiscal year 2002, the Company benefited from a non-recurring credit from an insurance company. The six month decrease is primarily due to reduced employee costs and lower purchased services expenses.

         In October 2001, the Company implemented a restructuring plan to reduce personnel costs, to bring costs more in line with revenues and improve financial performance of the Company. Restructuring and related charges of $1.3 million were expensed in the quarter ended December 31, 2001. Employee groups impacted by the restructuring include finance and administration, product development, marketing, and field operations, principally in the Company's offices in the United States and also in the Company's United Kingdom office. Approximately 32 people or 9% of the worldwide headcount were eliminated by this restructuring plan. All separations were completed prior to December 31, 2001. The initial charge, amounts charged against the reserve through December 31, 2002 and the balance of the reserve as of December 31, 2002 are as follows:

      --------------------------------- -------------------------- ---------------------- -------------------------
      RESTRUCTURING COMPONENTS              BEGINNING RESERVE       CHARGES TO RESERVES          BALANCE AT
                                             (IN THOUSANDS)           (IN THOUSANDS)         DECEMBER 31, 2002
                                                                                               (IN THOUSANDS)
      --------------------------------- -------------------------- ---------------------- -------------------------
      Employee severance                         $1,280                   $(967)                    $313
      --------------------------------- -------------------------- ---------------------- -------------------------

         Total cash expenditures related to the restructuring charge are expected to be $1.3 million. Future cash expenditures are expected to be funded from the Company's available cash with remaining payments expected to be paid through the second quarter of the fiscal year 2004. The remaining reserve related to the October 2001 charge at December 31, 2002 and June 30, 2002 was $313,000 and $454,000, respectively. The change of $141,000 was a result of payments during the first and second quarters of fiscal year 2003.

OTHER INCOME AND EXPENSE



                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                         DECEMBER 31,                 DECEMBER 31,
                                                    ----------------------       ----------------------
                                                      2002        2001             2002         2001
                                                      ----        ----             ----         ----
                                                       (in thousands)               (in thousands)
OTHER INCOME (EXPENSE)
    Interest on tax settlement                       $ 1,125      $     -          $ 1,125     $     -
    Interest income                                       49          138              137         330
    Interest expense                                       -            -               (7)         (1)
    Exchange loss                                         (9)         (18)              (8)        (32)
                                                    ---------   ----------       ----------   ---------

         TOTAL OTHER INCOME                          $ 1,165      $   120          $ 1,247     $   297
                                                    =========   ==========       ==========   =========



         Overall financial results for the quarter ended December 31, 2002 include a non-recurring $1.1 million credit for statutory interest on the $1.2 million tax settlement recorded in the first quarter of fiscal year 2003. This tax settlement agreement is associated with a claim the Company made for non-income based taxes, known as the Single Business Tax, paid to the state of Michigan related to the years 1982-1985. The amount recorded during the first quarter relates to the return of monies previously paid by the Company for taxes, penalties and interest during that period. The Company accounts for Michigan Single Business taxes, which are based on certain non-income related factors, within the operating expenses of the Company, consistent with customary practice. The settlement with the State of Michigan is complete and no additional tax refunds or interest payments are anticipated.

         Excluding the interest on the tax settlement, total other income decreased 67% and 59% during the three and six months ended December 31, 2002, respectively, compared to the three and six months ended December 31, 2001. This decrease was a result of lower interest rates on short-term investments and lower average cash balances.

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

CURRENCY TRANSLATION ADJUSTMENT

         At December 31, 2002 and June 30, 2002 the "Currency translation adjustment" balance included in the Company's balance sheet was $6.1 million. This balance primarily represents the foreign currency translation on the net assets related to the Company's operations in the United Kingdom. In accordance with Financial Accounting Standards Board No. 52 "Foreign Currency Translation," upon "sale or complete or substantially complete liquidation" of the business in the United Kingdom, the Company will reverse the currency translation adjustment into the statement of operations. The revenue generated by the United Kingdom business represented approximately 22% and 16% of total revenue, for the three months ended December 31, 2002 and December 31, 2001, respectively and 20% and 17% of total revenue for the six months ended December 31, 2002 and December 31, 2001, respectively. The Company considers the business in the United Kingdom significant to its operations and as of December 31, 2002 had no plans to sell or liquidate this portion of the business. Therefore, the Company had not adjusted the balance sheet at December 31, 2002 related to the currency translation adjustment.

FOREIGN CURRENCY

         For the three and six months ended December 31, 2002, 52% and 47%, respectively, of the Company's total revenue was from outside North America, compared with 41% and 40% for the three and six months ended December 31, 2001, respectively. Most of the Company's international revenue is denominated in foreign currencies. The Company recognizes currency transaction gains and losses in the period of occurrence. As currency rates are constantly changing, these gains and losses can, at times, fluctuate greatly. The Company's future operating results may be adversely impacted by the overall strengthening of the U.S. dollar against foreign currencies of countries where the Company conducts business; conversely, future operating results may be favorably impacted by an overall weakening of the U.S. dollar against foreign currencies. For the three and six months ended December 31, 2002, foreign currency fluctuations did not have a material impact on the Company's revenues, operating expenses or net income.

         The Company had several forward exchange contracts totaling a notional amount of $2.4 million, outstanding at December 31, 2002. See Note H of Notes to Condensed Consolidated Financial Statements.

PROVISION FOR INCOME TAXES

       As of the end of the first quarter of fiscal year 2002, the Company determined that it would no longer be prudent to sell its non-core and legacy product lines, even if anticipated future operating income was not sufficient to allow the Company to fully realize its deferred tax asset. Based on the weight of this additional negative evidence and the absence of a prudent and feasible tax planning strategy that management would implement to prevent the Company's deferred tax assets from expiring unused, the Company determined that it could no longer support the realizability of its deferred tax assets on a "more likely than not" basis at the end of the first quarter of fiscal year

2002. Accordingly, the deferred tax asset was fully reserved in the first quarter of fiscal year 2002. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Provision for Income Taxes" in the Company's Form 10-K for the fiscal year ended June 30, 2002 for more information.

         The Company recognized tax provisions of $129,000 and $565,000 for the three and six months ended December 31, 2002, respectively. These provisions represent taxes paid on revenue from sales in foreign countries.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2002 cash and cash equivalents were $18.4 million, compared with cash and cash equivalents of $19.3 million at June 30, 2002. The $0.9 million decrease in cash and cash equivalents is principally due to $0.6 million used in operating activities. The Company received $2.3 million during the second quarter of fiscal year 2003 related to a non-recurring tax settlement agreement and statutory interest. This tax settlement agreement is associated with a claim the Company made for non-income based taxes, known as the Single Business Tax, paid to the state of Michigan related to the years 1982-1985. The amount received relates to the return of monies previously paid by the Company for taxes, penalties and interest during that period. The settlement with the state of Michigan is complete and no additional tax refunds or interest payments are anticipated.

         Net cash of $0.6 million was used in operating activities during the six months ended December 31, 2002. The cash used in operating activities included $2.4 million used in working capital and other activities. Net cash used in working capital and other activities resulted primarily from an increase in accounts receivable and prepaid expenses and a decrease in deferred revenue. The increase in accounts receivable was primarily due to lower than expected cash receipts during the second quarter of fiscal year 2003. Slow payments from a few of the international distributors, primarily in Latin America had an impact on the Company's accounts receivable balance. The Company received a $1.0 million tax refund that was recognized during the third quarter of fiscal year 2002 and included in accounts receivable, which was also included in working capital. This refund resulted from the "Jobs Creation and Worker Assistance Act of 2002" federal economic stimulus package, which was signed into law in March 2002.

         Net cash of $0.3 million was used in investing activities for the six months ended December 31, 2002. The Company obtains most of its computer equipment under operating leases. During the first six months of fiscal year 2003, the Company entered into new operating leases with aggregate minimum lease payment obligations of $0.3 million. See Note M of Notes to Condensed Consolidated Financial Statements. At December 31, 2002, the Company did not have any material capital expenditure commitments.

         Net cash of $0.3 million was provided by financing activities in the six months ended December 31, 2002 and consisted primarily of proceeds from stock purchases under the Company's Employee Stock Purchase Plan.

         Total assets were $46.5 million at December 31, 2002, compared with total assets of $45.7 million at June 30, 2002. Working capital as of December 31, 2002 was $21.9 million, compared with $20.0 million as of June 30, 2002. The increase in total assets from June 30, 2002 to December 31, 2002 was primarily due to the increase in accounts receivable (net of the receipt of the tax refund recognized in the third quarter of fiscal year 2002) offset by decreases in cash and cash equivalents. The increase in working capital from June 30, 2002 to December 31, 2002 was primarily due to the increase in accounts receivable during that period.

         The Company has a $7 million credit agreement that matures on September 30, 2003. The credit agreement contains covenants regarding among other things, earnings, leverage, net worth and payment of dividends. The Company is required to maintain $7.4 million in deposits in U.S. Dollars with the bank in order to maintain this credit. Under the terms of the credit agreement, the Company is not permitted to pay cash dividends on its common stock. Permitted borrowings available as of December 31, 2002 under the credit agreement were $7 million, of which none were outstanding. At June 30, 2002, none of the permitted borrowings available were outstanding. The Company was in compliance with all financial covenants as of December 31, 2002.

         As of December 31, 2002, the Company had $0.6 million of accruals remaining for cash restructuring expenses payable through the fourth quarter of fiscal year 2004. See Note C of Notes to Condensed Consolidated Financial Statements contained in this Form 10-Q.

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

         The Company, at various times, denominates borrowings in foreign currencies and enters into forward exchange contracts to hedge exposures related to foreign currency transactions. The Company does not use any other types of derivatives to hedge such exposures nor does it speculate in foreign currency. In general, the Company uses forward exchange contracts to hedge against large selective transactions that present the most exposure to exchange rate fluctuations. At December 31, 2002 and June 30, 2002, the Company had forward contracts of approximately $2.4 million and $2.5 million (notional amounts), respectively, denominated in foreign currencies. The contracts outstanding at December 31, 2002 mature through March 19, 2003 and are intended to hedge various foreign currency commitments due from the Company's distributors. Due to the short-term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amounts at December 31, 2002 and June 30, 2002.

         Gains and losses on the forward contracts are largely offset by gains and losses on the underlying exposure. The Company conducts business in approximately 6 foreign currencies, predominately the British pound, the Euro and Japanese yen. A hypothetical 10 percent appreciation of the U.S. dollar from December 31, 2002 market rates would increase the unrealized value of the Company's forward contracts and a hypothetical 10 percent depreciation of the U.S. dollar from December 31, 2002 market rates would decrease the unrealized value of the Company's forward contracts. In either scenario, the gains or losses on the forward contracts would be largely offset by the gains or losses on the underlying transactions, and therefore would have an immaterial impact on the Company's results of operations.

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

SAFE HARBOR STATEMENT

         Certain information in this Form 10-Q Report contains "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, including those concerning the Company's future results and strategy. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to, the demand for the Company's products and services; the size, timing and recognition of revenue from significant orders; the impact that cost reductions may have on the Company's revenues and operating results; increased competition and pricing pressures from competitors; the Company's success in and expense associated with developing, introducing and shipping new products; new product introductions and announcements by the Company's competitors; the level of interest and success of the Company's distributors in marketing and selling the Company's products; changes in Company strategy; product life cycles; the cost and continued availability of third party software and technology incorporated into the Company's products, including the impact of expiration of the Company's right to sell Essbase in December 2002; the impact of rapid technological advances, evolving industry standards and changes in customer requirements, including the impact on the Company's revenues of Microsoft's OLAP database; the overall competition for key employees; cancellations of maintenance and support agreements; software defects; changes in operating expenses; fluctuations in foreign exchange rates; and economic conditions generally or in specific industry segments. The level of annual expense reductions resulting from cost reduction actions may vary due to a number of factors, including unanticipated increases in costs resulting from such actions or otherwise. In addition, a significant portion of the Company's revenue in any quarter is typically derived from non-recurring license fees, a substantial portion of which is booked in the last month of a quarter. Since the purchase of the Company's products is relatively discretionary and generally involves a significant commitment of capital, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or cancelled. Further, the Company's expense levels are based, in part, on its expectations as to future revenue and a significant portion of the Company's expenses do not vary with revenue. As a result, if revenue is below expectations, results of operations are likely to be materially, adversely affected.

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

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on November 25, 2002. There were four proposals voted on at the meeting, which were: the election of eight directors, an amendment to the Employee Stock Purchase Plan, an amendment to the Directors Stock Purchase Plan and a shareholder proposal concerning executive officer compensation. The following table sets forth the results of the votes on these matters. All director nominees were elected and all Plan amendments were approved. The shareholder proposal was not approved.

Election of Director Nominees:

                           Votes For              Votes Withheld                 Broker Non-Votes
                           ---------              --------------                 ----------------
Geoffrey B. Bloom          8,457,289                 1,422,605                          -
Richard L. Crandall        8,471,169                 1,408,725                          -
Dennis G. Ganster          8,465,929                 1,413,965                          -
Kathryn A. Jehle           8,556,954                 1,322,940                          -
John H. MacKinnon          9,045,416                   834,478                          -
Alan G. Merten             8,459,849                 1,420,045                          -
John F. Rockart            8,449,560                 1,430,334                          -
Anthony G. Stafford        8,927,716                   952,178                          -

Approval of the amendment to the Employee Stock Purchase Plan:

                           Votes For        Votes Against     Abstained         Broker Non-Votes
                           ---------        -------------     ---------         ----------------
                           7,674,793        2,178,816         26,285                    -

Approval of the amendment to the Directors Stock Purchase Plan:

                           Votes For        Votes Against     Abstained         Broker Non-Votes
                           ---------        -------------     ---------         ----------------
                           7,588,578        2,265,932         25,384                    -

Approval of the shareholder proposal concerning executive officer compensation:

                           Votes For        Votes Against     Abstained         Broker Non-Votes
                           ---------        -------------     ---------         ----------------
                           2,080,402        3,775,231         54,990            3,969,271


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      There are no exhibits included with this Form 10-Q.

(B)      Reports on Form 8-K.

                  On November 11, 2002, the Company filed a Form 8-K under Item 9, disclosing that certifications from the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) had accompanied the Company's Quarter Report on Form 10-Q for the quarterly period ended September 30, 2002.

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:  FEBRUARY 14, 2003                     COMSHARE, INCORPORATED
                                                  (Registrant)




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

Dated:  February 14, 2003                      /s/ Dennis G. Ganster
                                               ---------------------------
                                               Dennis G. Ganster
                                               Chief Executive Officer
                                               (Principal Executive Officer)

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

Dated:  February 14, 2003                     /s/ Brian Jarzynski
                                              ---------------------------
                                              Brian Jarzynski
                                              Senior Vice President,
                                              Chief Financial Officer and
                                              Treasurer
                                              (Principal Financial Officer)