Form 10-Q
period 2003-03-31
COMSHARE INC
filed 2003-05-15
CIK 201513

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



      X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    -----             OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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
Yes   X       No
    -----        -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes           No   X
    -----        -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of APRIL 30, 2003.

                                                    OUTSTANDING AT
     CLASS OF COMMON STOCK                           APRIL 30, 2003
     ---------------------                           --------------
         $1.00 PAR VALUE                            10,671,114 SHARES


                             COMSHARE, INCORPORATED

                                      INDEX


                                                                              Page No.
PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

         Condensed Consolidated Statements of Operations
             For the Three and Nine Months Ended March 31, 2003 and 2002....     3

         Consolidated Statements of Comprehensive Income
             For the Three and Nine Months Ended March 31, 2003 and 2002....     4

         Condensed Consolidated Balance Sheets as of
             March 31, 2003 and June 30, 2002...............................     5

         Condensed Consolidated Statements of Cash Flows for the
             Nine Months Ended March 31, 2003 and 2002......................     7

         Notes to Condensed Consolidated Financial Statements...............     8

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

             CONDITION AND RESULTS OF OPERATIONS............................    14

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....    22

     ITEM 4. CONTROLS AND PROCEDURES........................................    22


PART II - OTHER INFORMATION

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...............................    23

     SIGNATURE..............................................................    24

     CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER..    25

     INDEX TO EXHIBITS......................................................    27


PART I. - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS


                             COMSHARE, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited; in thousands, except per share data)


                                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                       MARCH 31,                      MARCH 31,
                                                                   2003          2002             2003           2002
                                                                   ----          ----             ----           ----
REVENUE
     Software licenses                                           $ 5,292       $ 3,694          $14,881       $ 11,881
     Software maintenance                                          5,575         5,768           16,777         17,524
     Implementation, consulting
          and other services                                       3,013         4,046           10,947         13,400
                                                                 -------       -------          -------       --------
TOTAL REVENUE                                                     13,880        13,508           42,605         42,805

COSTS AND EXPENSES
     Selling and marketing                                         6,238         6,782           16,877         18,138
     Cost of revenue and support                                   4,566         5,797           15,658         18,305
     Internal research and product development                     2,408         2,341            7,196          6,941
     General and administrative                                    1,561         1,416            4,234          4,103
     Tax settlement                                                    -             -           (1,208)             -
     Restructuring                                                     -             -                -          1,280
                                                                 -------       -------          -------       --------
TOTAL COSTS AND EXPENSES                                          14,773        16,336           42,757         48,767
                                                                 -------       -------          -------       --------

LOSS FROM OPERATIONS                                                (893)       (2,828)            (152)        (5,962)

OTHER INCOME (EXPENSE)
     Interest on tax settlement                                        -             -            1,125              -
     Interest income, net                                             95           128              225            457
     Exchange gain (loss)                                            (39)           20              (47)           (12)
                                                                 -------       -------          -------       --------
TOTAL OTHER INCOME                                                    56           148            1,303            445

INCOME (LOSS) BEFORE TAXES                                          (837)       (2,680)           1,151         (5,517)
     Provision (benefit) for income taxes                            111        (1,040)             676          7,156
                                                                 -------       -------          -------       --------

NET INCOME (LOSS)                                                 $ (948)      $(1,640)         $   475       $(12,673)
                                                                 =======       =======          =======       ========

SHARES USED IN BASIC EPS COMPUTATION                              10,663        10,272           10,543         10,166
                                                                 =======       =======          =======       ========

SHARES USED IN DILUTED EPS COMPUTATION                            10,663        10,272           10,554         10,166
                                                                 =======       =======          =======       ========

NET INCOME (LOSS) PER COMMON SHARE - BASIC EPS                    $(0.09)      $ (0.16)         $  0.05       $  (1.25)
                                                                 =======       =======          =======       ========

NET INCOME (LOSS) PER COMMON SHARE - DILUTED EPS                  $(0.09)      $ (0.16)          $ 0.05       $  (1.25)
                                                                 =======       =======          =======       ========




     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (unaudited, in thousands)

                                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                      MARCH 31,                          MARCH 31,
                                                                2003             2002               2003          2002
                                                               ------          --------            -----       ---------
Net income (loss)                                              $ (948)         $ (1,640)           $ 475       $ (12,673)

Other comprehensive loss:
   Currency translation adjustment                                 (5)             (108)             (18)           (202)
                                                               ------          --------            -----       ---------

COMPREHENSIVE INCOME (LOSS)                                    $ (953)         $ (1,748)           $ 457       $ (12,875)
                                                               ======          ========            =====       =========



     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                        MARCH 31,        June 30,
                                                                          2003             2002
                                                                        ---------        --------
ASSETS                                                                 (unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                          $ 17,902         $ 19,280
     Accounts receivable, net                                             18,796           17,683
     Prepaid expenses and other current assets                             2,784            2,949
                                                                        --------         --------

          TOTAL CURRENT ASSETS                                            39,482           39,912

Property and equipment, at cost
     Computers & other equipment                                           6,612            6,357
     Leasehold improvements                                                2,934            2,856
                                                                        --------         --------
                                                                           9,546            9,213

     Less - Accumulated depreciation                                       8,259            7,862
                                                                        --------         --------

     Property and equipment, net                                           1,287            1,351


Goodwill, net                                                                907              907

Pension asset                                                              2,853            2,853

Other assets                                                                 526              670
                                                                        --------         --------

          TOTAL ASSETS                                                  $ 45,055         $ 45,693
                                                                        ========         ========




     See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                          MARCH 31,          June 30,
                                                                            2003               2002
                                                                          --------           --------
LIABILITIES AND SHAREHOLDERS' EQUITY                                     (unaudited)
  CURRENT LIABILITIES
     Accounts payable                                                     $  2,763           $  2,819
     Accrued liabilities:
        Payroll                                                              1,495              1,985
        Taxes                                                                  480                454
        Other                                                                1,878              3,299
                                                                          --------           --------
          Total accrued liabilities                                          3,853              5,738

     Deferred revenue                                                       11,596             11,327
                                                                          --------           --------

               TOTAL CURRENT LIABILITIES                                    18,212             19,884

Accrued pension liability                                                    8,390              8,174
Other liabilities                                                               28                 73

  SHAREHOLDERS' EQUITY
     Capital stock:
        Preferred stock, no par value;
        authorized 5,000,000 shares; none issued                                 -                  -
        Common stock, $1.00 par value;
        authorized 20,000,000 shares; outstanding
        10,671,114 shares as of March 31, 2003
        and 10,469,409 shares as of June 30, 2002                           10,671             10,469
     Capital contributed in excess of par value                             39,856             39,686
     Retained deficit                                                      (19,733)           (20,208)
     Accumulated other comprehensive income:
        Minimum pension liability, net of tax                               (6,318)            (6,318)
        Cumulative translation adjustment                                   (6,051)            (6,067)
                                                                          --------           --------
          TOTAL SHAREHOLDERS' EQUITY                                        18,425             17,562
                                                                          --------           --------

               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 45,055           $ 45,693
                                                                         =========           ========




      See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited; in thousands)

                                                                                NINE MONTHS ENDED
                                                                                    MARCH 31,
                                                                            -----------------------
                                                                              2003           2002
                                                                            -------        --------
OPERATING ACTIVITIES
     Net income (loss)                                                      $   475        $(12,673)
     Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
         Depreciation and amortization                                          435             558
         Increase in pension liability                                          216               -
         Deferred income taxes                                                    -           7,082
         Changes in operating assets and liabilities:
              Accounts receivable, net                                         (994)          1,915
              Prepaid expenses and other assets                                 323             687
              Accounts payable                                                  (11)           (333)
              Accrued liabilities                                            (1,857)         (2,545)
              Deferred revenue                                                  368             459
              Other liabilities                                                 (45)           (545)
                                                                            -------        --------
                 NET CASH USED IN OPERATING ACTIVITIES                       (1,090)         (5,395)

INVESTING ACTIVITIES
     Payments for property and equipment                                       (138)           (326)
     Other                                                                     (210)           (106)
                                                                            -------        --------
                 NET CASH USED IN INVESTING ACTIVITIES                         (348)           (432)

FINANCING ACTIVITIES
     Net repayments under debt agreements                                         -            (164)
     Employee stock purchases and other                                         371             449
                                                                            -------        --------
                 NET CASH PROVIDED BY FINANCING ACTIVITIES                      371             285

Effect of exchange rate changes                                                (311)           (270)
                                                                            -------        --------

NET DECREASE IN CASH                                                         (1,378)         (5,812)

CASH AT BEGINNING OF PERIOD                                                  19,280          24,106
                                                                            -------        --------

CASH AT END OF PERIOD                                                       $17,902        $ 18,294
                                                                            =======        ========

SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                                                    $     8        $      1
                                                                            =======        ========

  Cash paid for income taxes                                                $   330        $    108
                                                                            =======        ========



      See accompanying notes to condensed consolidated financial statements.

                             COMSHARE, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A -- GENERAL INFORMATION

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

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, required to present fairly its consolidated statements of operations and the consolidated statements of comprehensive income for the three and nine months ended March 31, 2003 and 2002, the consolidated balance sheet as of March 31, 2003, and the consolidated statements of cash flows for the nine months ended March 31, 2003 and 2002.

         The results of operations for the three and nine months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected in future quarters or the full fiscal year. The software industry is generally characterized by seasonal trends.

NOTE B -- COMPUTER SOFTWARE

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

NOTE C -- RESTRUCTURING

         In October 2001, the Company implemented a restructuring plan to reduce personnel costs, to bring costs more in line with revenues and improve financial performance of the Company. Restructuring and related charges of $1.3 million were expensed in the quarter ended December 31, 2001. Employee groups impacted by the restructuring include finance and administration, product development, marketing, and field operations, principally in the Company's offices in the United States and also in the Company's United Kingdom office. Approximately 32 people or 9% of the worldwide headcount were eliminated by this restructuring plan. All separations were completed prior to December 31, 2001. The initial charge, amounts charged against the reserve through March 31, 2003, and the balance of the reserve as of March 31, 2003 are as follows:


      RESTRUCTURING COMPONENTS              BEGINNING RESERVE          CHARGED TO                BALANCE AT
                                             (IN THOUSANDS)             RESERVES               MARCH 31, 2003
                                                                     (IN THOUSANDS)            (IN THOUSANDS)
      -------------------------------------------------------------------------------------------------------------
      Employee severance                         $1,280                  $(1,041)                   $239



         Total cash expenditures related to the restructuring charge are expected to be $1.3 million. Future cash expenditures are expected to be funded from the Company's available cash with remaining payments expected to be paid through the second quarter of the 2004 fiscal year. The remaining reserve related to the October 2001 charge at March 31, 2003 and June 30, 2002 was $239,000 and $454,000, respectively. The change of $215,000 was a result of payments during the first three quarters of fiscal 2003.

         In March 2001, the Company implemented a restructuring plan to reduce personnel costs. Restructuring and related charges of $0.9 million were expensed in the quarter ended March 31, 2001. Employee groups impacted by the restructuring include marketing and field operations in the Company's North American and United Kingdom offices. A total of thirteen people or 4% of the worldwide headcount were eliminated by this restructuring plan. All separations were completed prior to March 2001. The initial charge, amounts charged against the reserve through March 31, 2003, and the balance of the reserve as of March 31, 2003 are as follows:

                             COMSHARE, INCORPORATED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


      RESTRUCTURING COMPONENTS              BEGINNING RESERVE          CHARGED TO                BALANCE AT
                                             (IN THOUSANDS)             RESERVES               MARCH 31, 2003
                                                                     (IN THOUSANDS)            (IN THOUSANDS)
      -------------------------------------------------------------------------------------------------------------
      Employee severance                          $892                    $(679)                    $213



         Total cash expenditures related to the restructuring charge are expected to be $0.8 million. Future cash expenditures are expected to be funded from the Company's available cash and remaining payments are expected to be paid through the fourth quarter of fiscal year 2004. The remaining reserve related to the March 2001 charge at March 31, 2003 and June 30, 2002 was $213,000 and $428,000, respectively. The change of $215,000 was due to payments of $133,000 during the first three quarters of fiscal year 2003 and an accrual reversal of $82,000 during the first quarter of fiscal year 2003 due to changes in estimates of restructuring expenses.

         As of March 31, 2003, the Company had $0.5 million of accruals remaining from restructuring charges, payable through the fourth quarter of the 2004 fiscal year. The entire amount is related to employee severance agreements.

NOTE D -- NEW ACCOUNTING PRONOUNCEMENTS

         In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This pronouncement addresses financial accounting and reporting for costs associated with an exit activity (including restructuring) or with the disposal of long-lived assets and nullifies Emerging Issues Task Force Issue No. 94-3. Under SFAS 146, a liability is recorded for a cost associated with an exit activity when that liability is incurred and can be measured at fair value. SFAS 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002. SFAS 146 does not allow for the restatement of previously issued financial statements and grandfathers the accounting for liabilities previously recorded under Emerging Issues Task Force Issue No. 94-3. The Company adopted SFAS 146 effective January 1, 2003. The adoption of SFAS 146 did not have a material effect on the Company's financial statements.

NOTE E -- GOODWILL

         Goodwill represents the unamortized cost in excess of fair value of net assets acquired and through June 30, 2002 was amortized on a straight-line basis over forty years. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 2001 to be accounted for under the purchase method of accounting. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Companies will, however, be required to perform an annual fair-value-based analysis to determine whether the value of goodwill has been impaired. Effective July 1, 2002 the Company adopted SFAS 142. The Company performed an impairment test of the goodwill as required and determined that no impairment of the goodwill existed at the effective date of adoption. In addition, the Company has ceased recognizing approximately $17,500 of quarterly goodwill amortization beginning the first quarter of fiscal year 2003. The Company will continue to perform an impairment review on an annual basis (or more frequently if impairment indicators arise). The first annual review will take place in the fourth quarter of fiscal year 2003. The Company does not believe the first annual review will have a material affect on the financial statements.

                             COMSHARE, INCORPORATED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE F -- CREDIT FACILITY

         The Company has a $7 million credit agreement that matures on September 30, 2003. The credit agreement contains covenants regarding, among other things, earnings, leverage, net worth and payment of dividends. The Company is required to maintain $7.4 million in deposits in U.S. Dollars with the bank in order to maintain this credit. Under the terms of the credit agreement, the Company is not permitted to pay cash dividends on its common stock. Permitted borrowings available as of March 31, 2003 under the credit agreement were $7 million, of which none were outstanding. At June 30, 2002, none of the permitted borrowings available were outstanding. As of March 31, 2003, the Company was in violation of one of the covenants relating to the line of credit. The Company has obtained a waiver for the violation at March 31, 2003.

NOTE G -- RELATED PARTY TRANSACTIONS

         Codec Systems Limited ("Codec"), a corporation organized under the laws of Ireland, is a principal shareholder of and distributor for Comshare. As a distributor, Codec is authorized to grant sublicenses of Comshare's products in Ireland, Poland, Portugal and Germany. The Chief Executive Officer of Codec, Anthony Stafford, is on the Company's Board of Directors.

         Software revenue, which is defined as license fee and maintenance revenue, of $0.2 million and $0.5 million was recognized from Codec in the three months ended March 31, 2003 and 2002, respectively and $0.7 million and $0.8 million was recognized from Codec in the nine months ended March 31, 2003 and 2002, respectively. Codec's contractual terms and conditions are not materially different from those of the Company's other distributors.

NOTE H -- FINANCIAL INSTRUMENTS

         The Company, at various times, enters into forward exchange contracts to hedge certain exposures related to identifiable foreign currency transactions that are relatively certain as to both timing and amount. On July 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS 133"), as amended by SFAS No. 137 and SFAS No. 138 and determined that there was no material effect on the financial statements. The Company uses derivative financial instruments to manage its exposures to fluctuations in foreign exchange rates. The use of these financial instruments mitigates the Company's exposure to these risks with the intent of reducing the risks and variability of the Company's operating results. Initially, upon adoption of SFAS 133, and prospectively, on the date a derivative contract is entered into, the Company designates the derivative as a hedge. The ineffective portion of the hedge is recorded in earnings and reflected in the consolidated statement of operations as exchange gain or loss within other income (expense). The Company utilizes fair value hedges and formally documents its hedge relationships, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. At March 31, 2003 and June 30, 2002, the Company had forward foreign currency exchange contracts outstanding of approximately $2.2 million and $2.5 million (notional amounts), respectively, denominated in foreign currencies. The contracts outstanding at March 31, 2003 mature at various dates through June 19, 2003 and are intended to hedge various foreign currency commitments due from the Company's distributors. Due to the short-term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amounts at March 31, 2003 and June 30, 2002.

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

         The Company recognized tax provisions of $111,000 and $676,000 in the three and nine months ended March 31, 2003, respectively. These provisions represent taxes paid on revenue from sales in foreign countries.

                             COMSHARE, INCORPORATED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE J -- TAX SETTLEMENT

         Overall financial results for the nine months ended March 31, 2003 include a non-recurring $1.1 million credit for statutory interest recorded in the second quarter on the $1.2 million tax settlement recorded in the first quarter of fiscal year 2003. This tax settlement agreement is associated with a claim the Company made for non-income based taxes, known as the Single Business Tax, paid to the state of Michigan related to the years 1982-1985. The amount recorded during the first quarter relates to the return of monies previously paid by the Company for taxes, penalties and interest during that period. The Company accounts for Michigan Single Business taxes, which are based on certain non-income related factors, within the operating expenses of the Company, consistent with customary practice. The settlement with the State of Michigan is complete and no additional tax refunds or interest payments are anticipated.

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

NOTE L -- STOCK PLANS

         The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No.25 "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123 "Accounting for Stock Based Compensation," the Company's net income (loss), in thousands, and income (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                              MARCH 31,                      MARCH 31,
                                                        2003            2002            2003           2002
                                                      ------------------------         -----------------------
Net income (loss) - as reported                       $   (948)       $ (1,640)        $  475        $ (12,673)

Additional compensation expense for fair value of
stock options, net of tax                             $    (82)       $   (105)        $ (326)       $    (386)
                                                      ------------------------         -----------------------

Net income (loss) - pro forma                         $ (1,030)       $ (1,745)        $  149        $ (13,059)


Basic and diluted income (loss) per share as
reported                                              $  (0.09)       $  (0.16)        $ 0.05        $   (1.25)
Basic and diluted income (loss) per share - pro
forma                                                 $  (0.10)       $  (0.17)        $ 0.01        $   (1.28)


                             COMSHARE, INCORPORATED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE M -- CURRENCY TRANSLATION ADJUSTMENT

         At March 31, 2003 and June 30, 2002 the "Currency translation adjustment" balance included in the Company's balance sheet was $6.0 million and $6.1 million, respectively. This balance primarily represents the foreign currency translation on the net assets related to the Company's operations in the United Kingdom. In accordance with Financial Accounting Standards Board No. 52 "Foreign Currency Translation," upon "sale or complete or substantially complete liquidation" of the business in the United Kingdom, the Company will reverse the currency translation adjustment into the statement of operations. The revenue generated by the United Kingdom business represented approximately 19% and 17% of total revenue, for the three months ended March 31, 2003 and March 31, 2002, respectively and 20% and 17% of total revenue for the nine months ended March 31, 2003 and March 31, 2002, respectively. The Company considers the business in the United Kingdom significant to its operations and as of March 31, 2003 had no plans to sell or liquidate this portion of the business. Therefore, the Company has not adjusted the balance sheet at March 31, 2003 related to the currency translation adjustment.

NOTE N -- LEASES

         The Company leases office space, transportation and computer equipment under non-cancelable operating leases. Initial lease terms vary in length and several of the leases contain renewal options. Future minimum lease payments which are not recorded within the financial statements, under all non-cancelable operating leases are as follows (in thousands):


          FISCAL YEARS ENDING JUNE 30,
-------------------------------------------------------
2003 - Fourth Quarter                          $ 1,178
2004                                             4,371
2005                                             3,229
2006                                             1,391
2007                                             1,114
2008 and thereafter                                555
                                              --------
Total minimum payments                        $ 11,838
                                              ========



         Minimum payments under non-cancelable operating leases have not been reduced by minimum sublease rentals of $3.9 million due in the future under non-cancelable subleases.

NOTE O -- SEGMENT REPORTING

          The Company has only one reportable segment -- the development, marketing and support of financial analytic applications software for management planning and control. Revenue is derived from the licensing of software and the provision of related services, which include product implementation, consulting, training and support.

     No single customer accounted for more than 10% of the Company's total revenue in the three and nine months ended March 31, 2003 and 2002. In addition, the Company is not dependent on any single customer or group of customers. Geographic segment information is as follows:

                             COMSHARE, INCORPORATED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                              MARCH 31,                          MARCH 31,
                                                      -----------------------            ------------------------
                                                        2003            2002               2003             2002
                                                      -------         -------            -------         --------
                                                         (in thousands)                       (in thousands)
REVENUE FROM EXTERNAL CUSTOMERS:
     North America                                    $ 8,307         $ 7,201            $23,514         $ 24,791
     United Kingdom                                     2,591           2,280              8,414            7,178
     Other countries                                    2,982           4,027             10,677           10,836
                                                      -------         -------            -------         --------
          TOTAL REVENUE                               $13,880         $13,508            $42,605         $ 42,805
                                                      =======         =======            =======         ========

OPERATING INCOME (LOSS):
     North America                                    $   340         $(3,183)           $(6,410)        $ (6,785)
     United Kingdom                                     1,197           1,834              7,117            4,664
     Other countries                                    1,888           2,639              6,439            6,977
                                                      -------         -------            -------         --------
          TOTAL OPERATING INCOME                        3,425           1,290              7,146            4,856

Unallocated expenses                                   (4,262)         (3,970)            (5,995)         (10,373)
                                                      -------         -------            -------         --------
INCOME (LOSS) BEFORE TAXES                            $  (837)        $(2,680)           $ 1,151         $ (5,517)
                                                      =======         =======            =======         ========


                                                     MARCH 31,        June 30,
                                                       2003             2002
                                                     ---------        --------
IDENTIFIABLE ASSETS:
     North America                                    $33,741         $36,862
     United Kingdom and other countries                11,314           8,831
                                                      -------         -------
          TOTAL IDENTIFIABLE ASSETS                   $45,055         $45,693
                                                      =======         =======



         Unallocated expenses consist of general corporate expenses, internal and product development expenses, interest expense and interest income.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis sets forth information for the three and nine months ended March 31, 2003 compared to the three and nine months ended March 31, 2002. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain financial data as a percentage of total revenue.


                                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                    MARCH 31,                         MARCH 31,
                                                             ----------------------           -----------------------
                                                              2003            2002             2003             2002
                                                             ------          ------           ------           ------
REVENUE
   Software licenses                                           38.1 %          27.3 %           34.9 %           27.8 %
   Software maintenance                                        40.2            42.7             39.4             40.9
   Implementation, consulting and
     other services                                            21.7            30.0             25.7             31.3
                                                             ------          ------           ------           ------
       TOTAL REVENUE                                          100.0           100.0            100.0            100.0

COSTS AND EXPENSES
   Selling and marketing                                       44.9            50.2             39.6             42.4
   Cost of revenue and support                                 32.9            42.9             36.8             42.8
   Internal research and product development                   17.4            17.3             16.9             16.2
   General and administrative                                  11.2            10.5              9.9              9.6
   Tax settlement                                                 -               -             (2.8)
   Restructuring                                                  -               -                -              3.0
                                                             ------          ------           ------           ------
        TOTAL COSTS AND EXPENSES                              106.4           120.9            100.4            114.0

LOSS FROM OPERATIONS                                           (6.4)          (20.9)            (0.4)           (14.0)

OTHER INCOME (EXPENSE)
   Interest on tax settlement                                     -               -              2.6                -
   Interest income, net                                         0.7             1.0              0.5              1.1
   Exchange gain (loss)                                        (0.3)            0.1             (0.1)             0.0
                                                             ------          ------           ------           ------
        TOTAL OTHER INCOME                                      0.4             1.1              3.0              1.1

INCOME (LOSS) BEFORE TAXES                                     (6.0)          (19.8)             2.6            (12.9)

Provision (benefit) for income taxes                            0.8            (7.7)             1.6             16.7
                                                             ------          ------           ------           ------

NET INCOME (LOSS)                                              (6.8)%         (12.1)%            1.0 %          (29.6)%
                                                             ======          ======           ======           ======


REVENUE

The following table sets forth revenue for the Company for the periods indicated.

                                             THREE MONTHS ENDED        PERCENT      NINE MONTHS ENDED        PERCENT
                                                 MARCH 31,             CHANGE           MARCH 31,            CHANGE
                                           ---------------------       -------    ---------------------      -------
                                             2003         2002                      2003         2002
                                           --------     --------                  --------     --------
                                              (in thousands)                         (in thousands)
MPC REVENUE
     Software licenses                     $  5,287     $  3,390         56 %     $ 12,942     $ 10,404        24 %
     Software maintenance                     3,723        3,455          8         11,417       10,179        12
     Implementation, consulting and
        other services                        2,805        3,865        (28)        10,401       12,742       (18)
                                           --------     --------                  --------     --------

            TOTAL MPC REVENUE              $ 11,815     $ 10,710         10 %     $ 34,760     $ 33,325         4 %
                                           ========     ========                  ========     ========

LEGACY REVENUE
     Software licenses                     $      5     $    304        (98)%     $  1,939     $  1,477        31 %
     Software maintenance                     1,852        2,313        (20)         5,360        7,345       (27)
     Implementation, consulting and
        other services                          208          181         15            546          658       (17)
                                           --------     --------                  --------     --------

            TOTAL  LEGACY REVENUE          $  2,065     $  2,798        (26)%     $  7,845     $  9,480       (17)%
                                           ========     ========                  ========     ========

TOTAL REVENUE
     Software licenses                     $  5,292     $  3,694         43 %     $ 14,881     $ 11,881        25 %
     Software maintenance                     5,575        5,768         (3)        16,777       17,524        (4)
     Implementation, consulting and
        other services                        3,013        4,046        (26)        10,947       13,400       (18)
                                           --------     --------                  --------     --------

            TOTAL REVENUE                  $ 13,880     $ 13,508          3 %     $ 42,605     $ 42,805        (0)%
                                           ========     ========                  ========     ========



         The increase in total revenue of 3% in the quarter ended March 31, 2003 from the quarter ended March 31, 2002 was due to a 10% increase in revenue from the Company's management planning and control software applications ("MPC") offset by a 26% decrease in legacy revenue. Total revenue remained flat for the nine months ended March 31, 2003. Revenue for this period from the Company's older desktop ("legacy") products decreased 17%, offset by a 4% increase in the Company's MPC revenue. The Company's MPC suite of software applications is comprised of Comshare MPC (formerly BudgetPLUS), Comshare FDC and Decision. MPC revenue was $11.8 million for the quarter ended March 31, 2003, representing 85% of total revenue, and $34.8 million for the nine months ended March 31, 2003, representing 82% of total revenue. This compares to MPC revenue representing 79% of total revenue for the three months ended March 31, 2002, and 78% of total revenue for the nine months ended March 31, 2002.

         For the fourth quarter of fiscal year 2003, the Company expects total revenue of between $14.5 million and $15.0 million, compared to total revenue of $15.7 million in the fourth quarter of fiscal year 2002. The Company expects license fee revenue for the fourth quarter of fiscal year 2003 to be between $5.3 million and $5.7 million, compared to $5.6 million in the fourth quarter of fiscal year 2002. The Company is expecting break even results from operations for the fourth quarter of fiscal year 2003. If fourth quarter revenue is at the low end of the range or falls below the Company's expectations, there may be a loss for the quarter. The Company's expectation as to total revenue and license fee revenue and profit for the fourth quarter of fiscal year 2003 is a "forward looking statement" within the meaning of the Securities Exchange Act of 1934, as amended. Such expectations are subject to a number of uncertainties described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Safe Harbor Statement."

         The 43% increase in software license fees for the third quarter of fiscal year 2003 from the quarter ended March 31, 2002 was primarily due to a 56% increase in license fees in the Company's MPC products, to $5.3 million for the quarter ended March 31, 2003, versus $3.4 million for the quarter ended March 31, 2002. License fees from the Company's legacy products decreased $0.3 million from the quarter ended March 31, 2002. The entire decrease was related to the elimination of fees from sales of Essbase licenses, due to the expiration on December 31, 2002 of the agreement under which the Company had previously licensed the Essbase database from Hyperion Solutions Corporation. The Company had resold Essbase licenses in connection with many of its MPC products. MPC license fees represented 99.9% of total license fees for the quarter ended March 31, 2003, versus 92% for the same period in fiscal year 2002. License fees in the Company's direct operations, which include North America and the United Kingdom, increased 108% to $4.1 million for the quarter ended March 31, 2003. The increase in license fees in the Company's direct operations was primarily due to increased sales of MPC products in North America. License fees from the Company's distributor operations decreased 35% to $1.1 million for the same time period, primarily reflecting a decrease in license fees from the Company's legacy products, specifically Essbase. License fees from the Company's direct operations increased 29% to $9.6 million for the nine months ended March 31, 2003, as compared to the prior year, due to increased sales of MPC products in North America, while license fees from the Company's distributor operations increased 15% to $5.1 million for the same period primarily due to increased sales of legacy products in the second quarter in connection with the expiration of the license for Essbase. The 25% increase in software license fees for the nine months ended March 31, 2003 was primarily due to the increase in license fees from the Company's MPC products of $2.5 million from the nine months ended March 31, 2002. MPC license fees represented 87% of total license fees for the nine months ended March 31, 2003, versus 88% for the same period in fiscal year 2002.

         Software maintenance revenues decreased 3% in the quarter ended March 31, 2003 from the quarter ended March 31, 2002. This reflects a decrease of 20% in legacy maintenance, due to mainframe and desktop maintenance cancellations and continued customer migration to other platforms. The decrease in legacy maintenance was slightly offset by an increase of MPC product maintenance of 8%. MPC product maintenance accounted for 67% of total maintenance revenue for the three months ended March 31, 2003, versus 60% for the same period in fiscal year 2002. The growth in MPC product maintenance revenue follows from growth in Comshare MPC licensing in the last three quarters. Software maintenance revenues decreased 4% from the nine months ended March 31, 2002 to the same period ended March 31, 2003, reflecting the decline in maintenance revenues for legacy products, offset by the growth in the Company's MPC products.

         Implementation, consulting and other services revenue was $3.0 million and $10.9 million for the three and nine months ended March 31, 2003, respectively, compared to $4.0 million and $13.4 million for the three and nine months ended March 31, 2002, respectively. The decrease in implementation services revenue for the three and nine months ended March 31, 2003 compared to the same periods in fiscal year 2002 was primarily due to the allocation of our implementation services resources to the introduction of our Comshare MPC, version 5.0, which was released in October 2002 and due to the completion of a large project in the first quarter of the current fiscal year. The Company believes it has worked through most of the implementation issues associated with MPC 5.0. During the three and nine month periods ended March 31, 2003, 93% and 95%, respectively, of total implementation services revenue was related to MPC products, primarily the Comshare MPC product.

COSTS AND EXPENSES


                                                THREE MONTHS ENDED           PERCENT         NINE MONTHS ENDED        PERCENT
                                                     MARCH 31,               CHANGE              MARCH 31,            CHANGE
                                              ----------------------         -------       --------------------       -------
                                                2003          2002                           2003        2002
                                              --------      --------                       --------    --------
                                                  (in thousands)                              (in thousands)
COSTS AND EXPENSES
   Selling and marketing                      $  6,238      $  6,782           (8)%        $ 16,877    $ 18,138         (7)%
   Cost of revenue and support                   4,566         5,797          (21)           15,658      18,305        (15)
   Internal research and product development     2,408         2,341            3             7,196       6,941          4
   General and administrative                    1,561         1,416           10             4,234       4,103          3
   Tax settlement                                    -             -            -            (1,208)          -       (100)
   Restructuring                                     -             -            -                 -       1,280       (100)
                                              --------      --------                       --------    --------

           TOTAL COSTS AND EXPENSES           $ 14,773      $ 16,336          (10)%        $ 42,757    $ 48,767        (12)%
                                              ========      ========                       ========    ========



         Total costs and expenses decreased 10% and 12% for the three and nine months ended March 31, 2003, respectively, compared to the prior year. The decrease of 10% for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002 was primarily due to the decrease in cost of revenue and support expenses of $1.2 million. The decrease of 12% for the nine months ended March 31, 2003 as compared to the nine months ended March 31, 2002 is also due to the restructuring charge of $1.3 million recorded in the second quarter of fiscal year 2002 and a $1.2 million credit recorded in the first quarter of fiscal year 2003 for a claim the Company made for non-income based taxes, known as the Single Business Tax, paid to the state of Michigan relating to the years 1982-1985. The amount recorded relates to the return of monies previously paid by the Company for taxes, penalties and interest during that period. The Company accounts for Michigan Single Business taxes, which are based on certain non-income related factors, within the operating expenses of the Company, consistent with customary practice. The settlement with the State of Michigan is complete and no additional tax refunds or interest payments are anticipated.

         Selling and marketing expenses decreased 8% and 7% for the three and nine months ended March 31, 2003. The decrease during the three and nine month period was primarily due to a reduction in bad debt expense. During the quarter ended March 31, 2002, the Company took a charge of $0.9 million to reserve for receivables related to foreign territories as compared to a charge of $0.3 million to reserve for receivables during the quarter ended March 31, 2003. In addition, during the nine Months ended March 31, 2003, selling and marketing costs decreased due to reduced third party purchased services and a reduction in promotional expenses.

         Cost of revenue and support expenses decreased 21% and 15% for the three and nine months ended March 31, 2003, respectively, compared to the prior year. The decrease during the three and nine month periods was primarily due to reduced professional services to support implementation, consulting and other services revenue and, to a lesser extent, a decrease in royalty expenses resulting from the elimination of sales of Hyperion's Essbase database after December 31, 2002.

         The Company licensed the Essbase database from Hyperion under an agreement that expired December 31, 2002, and resold it in connection with many of its Comshare MPC products. Management does not believe that the termination will have a material adverse impact on the Company's software license fees in future periods, since license fees relating to Essbase represented less than 10% of the Company's total license fees for fiscal year 2002. The long-term impact of the termination on the Company's software maintenance revenues is not currently known and will depend upon the number of the Company's customers who decide to purchase Essbase maintenance services directly from Hyperion. The Company's maintenance revenues related to Essbase represented less than 27% of the Company's total maintenance fees for the quarter ended March 31, 2003. The Company's expectations as to the impact of the termination of the license agreement with Hyperion are "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. Such expectations are subject to a number of uncertainties described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Safe Harbor Statement."

         Internal research and product development costs increased 3% to $2.4 million for the quarter ended March 31, 2003, from $2.3 million for the quarter ended March 31, 2002. Internal research and product development costs for the nine month period ended March 31, 2003 were $7.2 million, representing a 4% increase over the same period a year ago. The increases in both periods were primarily due to increased third party royalty costs for certain product specific items included in the latest release.

         General and administrative costs increased 10% and 3% for the three and nine months ended March 31, 2003, respectively, as compared to the same periods in fiscal year 2002. The three and nine month increases are mainly due to an increase in insurance costs and other third party purchased services.

         In October 2001, the Company implemented a restructuring plan to reduce personnel costs, to bring costs more in line with revenues and improve financial performance of the Company. Restructuring and related charges of $1.3 million were expensed in the quarter ended December 31, 2001. Employee groups impacted by the restructuring include finance and administration, product development, marketing, and field operations, principally in the Company's offices in the United States and also in the Company's United Kingdom office. Approximately 32 people or 9% of the worldwide headcount were eliminated by this restructuring plan. All separations were completed prior to December 31, 2001. The initial charge, amounts charged against the reserve through March 31, 2003 and the balance of the reserve as of March 31, 2003 are as follows:


      RESTRUCTURING COMPONENTS              BEGINNING RESERVE          CHARGED TO                BALANCE AT
                                             (IN THOUSANDS)             RESERVES               MARCH 31, 2003
                                                                     (IN THOUSANDS)            (IN THOUSANDS)
      -------------------------------------------------------------------------------------------------------------
      Employee severance                         $1,280                  $(1,041)                   $239



         Total cash expenditures related to the restructuring charge are expected to be $1.3 million. Future cash expenditures are expected to be funded from the Company's available cash with remaining payments expected to be paid through the second quarter of the fiscal year 2004. The remaining reserve related to the October 2001 charge at March 31, 2003 and June 30, 2002 was $239,000 and $454,000, respectively. The change of $215,000 was a result of payments during the first three quarters of fiscal year 2003.

OTHER INCOME AND EXPENSE


                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                      MARCH 31,                    MARCH 31,
                                                  -----------------           ------------------
                                                  2003         2002            2003         2002
                                                  ----         ----           ------        ----
                                                    (in thousands)              (in thousands)
OTHER INCOME (EXPENSE)
    Interest on tax settlement                    $  -         $  -           $1,125        $  -
    Interest income                                 96          128              233         458
    Interest expense                                (1)           -               (8)         (1)
    Exchange gain (loss)                           (39)          20              (47)        (12)
                                                  ----         ----           ------        ----

         TOTAL OTHER INCOME                       $ 56         $148           $1,303        $445
                                                  ====         ====           ======        ====


         Overall financial results for the nine months ended March 31, 2003 include a non-recurring $1.1 million credit for statutory interest on the $1.2 million tax settlement recorded in the first quarter of fiscal year 2003. This tax settlement agreement is associated with a claim the Company made for non-income based taxes, known as the Single Business Tax, paid to the state of Michigan related to the years 1982-1985. The amount recorded during the first quarter relates to the return of monies previously paid by the Company for taxes, penalties and interest during that period. The Company accounts for Michigan Single Business taxes, which are based on certain non-income related factors, within the operating expenses of the Company, consistent with customary practice. The settlement with the State of Michigan is complete and no additional tax refunds or interest payments are anticipated.

         Excluding the interest on the tax settlement, total other income decreased 62% and 60% during the three and nine months ended March 31, 2003, respectively, compared to the three and nine months ended March 31, 2002. This decrease was a result of lower interest rates on short-term investments and lower average cash balances.

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

CURRENCY TRANSLATION ADJUSTMENT

         At March 31, 2003 and June 30, 2002 the "Currency translation adjustment" balance included in the Company's balance sheet was $6.0 million and $6.1 million, respectively. This balance primarily represents the foreign currency translation on the net assets related to the Company's operations in the United Kingdom. In accordance with Financial Accounting Standards Board No. 52 "Foreign Currency Translation," upon "sale or complete or substantially complete liquidation" of the business in the United Kingdom, the Company will reverse the currency translation adjustment into the statement of operations. The revenue generated by the United Kingdom business represented approximately 19% and 17% of total revenue, for the three months ended March 31, 2003 and March 31, 2002, respectively and 20% and 17% of total revenue for the nine months ended March 31, 2003 and March 31, 2002, respectively. The Company considers the business in the United Kingdom significant to its operations and as of March 31, 2003 had no plans to sell or liquidate this portion of the business. Therefore, the Company has not adjusted the balance sheet at March 31, 2003 related to the currency translation adjustment.

FOREIGN CURRENCY

         For the three and nine months ended March 31, 2003, 40% and 45%, respectively, of the Company's total revenue was from outside North America, compared with 47% and 42% for the three and nine months ended March 31, 2002, respectively. Most of the Company's international revenue is denominated in foreign currencies. The Company recognizes currency transaction gains and losses in the period of occurrence. As currency rates are constantly changing, these gains and losses can, at times, fluctuate greatly. The Company's future operating results may be adversely impacted by the overall strengthening of the U.S. dollar against foreign currencies of countries where the Company conducts business; conversely, future operating results may be favorably impacted by an overall weakening of the U.S. dollar against foreign currencies. The strength in foreign currencies, particularly the Euro, relative to the U.S. dollar positively impacted the Company's revenues for the quarter and nine months ended March 31, 2003 by approximately $350,000 and $800,000, respectively, as compared to the prior period. For the three and nine months ended March 31, 2003, foreign currency fluctuations did not have a material impact on the Company's revenues, operating expenses or net income.

         The Company had several forward exchange contracts totaling a notional amount of $2.2 million, outstanding at March 31, 2003. See Note H of Notes to Condensed Consolidated Financial Statements.

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

         The Company recognized tax provisions of $111,000 and $676,000 in the three and nine months ended March 31, 2003, respectively. These provisions represent taxes paid on revenue from sales in foreign countries.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2003 cash and cash equivalents were $17.9 million, compared with cash and cash equivalents of $19.3 million at June 30, 2002. The $1.4 million decrease in cash and cash equivalents is principally due to $1.1 million used in operating activities. The Company received $2.3 million during the second quarter of fiscal year 2003 related to a non-recurring tax settlement agreement and statutory interest. This tax settlement agreement is associated with a claim the Company made for non-income based taxes, known as the Single Business Tax, paid to the state of Michigan related to the years 1982-1985. The amount received relates to the return of monies previously paid by the Company for taxes, penalties and interest during that period. The settlement with the state of Michigan is complete and no additional tax refunds or interest payments are anticipated.

         Net cash of $1.1 million was used in operating activities during the nine months ended March 31, 2003. The cash used in operating activities included $2.2 million used in working capital and other activities. Net cash used in working capital and other activities resulted primarily from an increase in accounts receivable and a decrease in other accrued liabilities. The increase in accounts receivable was primarily due to lower than expected cash receipts during the third quarter of fiscal year 2003. Slow payments from a few of the Company's international distributors, primarily in Latin America, and a few of the Company's customers, principally related to implementation issues had an impact on the Company's accounts receivable balance. The decrease in other accrued liabilities was primarily due to lower royalty accruals relating to the termination of the license for Essbase and a decrease in restructuring reserves due to payments made during the nine months ended March 31, 2003. The Company received a $1.0 million tax refund that was recognized during the third quarter of fiscal year 2002 and included in prepaid expenses and other current assets, which was also included in working capital. This refund resulted from the "Jobs Creation and Worker Assistance Act of 2002" federal economic stimulus package, which was signed into law in March 2002.

         Net cash of $0.3 million was used in investing activities for the nine months ended March 31, 2003. The Company obtains most of its computer equipment under operating leases. During the first nine months of fiscal year 2003, the Company entered into new operating leases with aggregate minimum lease payment obligations of $0.6 million. See Note N of Notes to Condensed Consolidated Financial Statements. At March 31, 2003, the Company did not have any material capital expenditure commitments.

         Net cash of $0.4 million was provided by financing activities in the nine months ended March 31, 2003 and consisted primarily of proceeds from stock purchases under the Company's Employee Stock Purchase Plan.

         Total assets were $45.1 million at March 31, 2003, compared with total assets of $45.7 million at June 30, 2002. Working capital as of March 31, 2003 was $21.3 million, compared with $20.0 million as of June 30, 2002. The decrease in total assets from June 30, 2002 to March 31, 2003 was primarily due to the decreases in cash and cash equivalents. The increase in working capital from June 30, 2002 to March 31, 2003 was primarily due to the increase in accounts receivable during that period and a decrease in accrued liabilities.

         The Company has a $7 million credit agreement that matures on September 30, 2003. The credit agreement contains covenants regarding, among other things, earnings, leverage, net worth and payment of dividends. The Company is required to maintain $7.4 million in deposits in U.S. Dollars with the bank in order to maintain this credit. Under the terms of the credit agreement, the Company is not permitted to pay cash dividends on its common stock. Permitted borrowings available as of March 31, 2003 under the credit agreement were $7 million, of which none were outstanding. At June 30, 2002, none of the permitted borrowings available were outstanding. As of March 31, 2003, the Company was in violation of one of the covenants relating to the line of credit. The Company has obtained a waiver for the violation at March 31, 2003.

         As of March 31, 2003, the Company had $0.5 million of accruals remaining for cash restructuring expenses payable through the fourth quarter of fiscal year 2004. See Note C of Notes to Condensed Consolidated Financial Statements contained in this Form 10-Q.

         The Company believes that its present cash balances will be sufficient to meet the Company's currently anticipated cash requirements for at least the next twelve months. The foregoing statement is a "forward looking statement" within the meaning of the Securities Exchange Act of 1934, as amended. The extent to which such sources will be sufficient to meet the Company's anticipated cash requirements is subject to a number of uncertainties, including the ability of the Company's operations to generate sufficient cash to support operations, and other uncertainties described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Safe Harbor Statement."

MARKET SENSITIVITY ANALYSIS

         The Company is exposed to market risk from changes in foreign exchange and interest rates. To reduce the risk from changes in foreign exchange rates, the Company selectively uses financial instruments. The Company does not hold or issue financial instruments for trading purposes.

         The Company, at various times, denominates borrowings in foreign currencies and enters into forward exchange contracts to hedge exposures related to foreign currency transactions. The Company does not use any other types of derivatives to hedge such exposures nor does it speculate in foreign currency. In general, the Company uses forward exchange contracts to hedge against large selective transactions that present the most exposure to exchange rate fluctuations. At March 31, 2003 and June 30, 2002, the Company had forward contracts of approximately $2.2 million and $2.5 million (notional amounts), respectively, denominated in foreign currencies. The contracts outstanding at March 31, 2003 mature through June 19, 2003 and are intended to hedge various foreign currency commitments due from the Company's distributors. Due to the short-term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amounts at March 31, 2003 and June 30, 2002.

         Gains and losses on the forward contracts are largely offset by gains and losses on the underlying exposure. The Company conducts business in approximately six foreign currencies, predominately the British pound, the Euro and Japanese yen. A hypothetical 10 percent appreciation of the U.S. dollar from March 31, 2003 market rates would increase the unrealized value of the Company's forward contracts and a hypothetical 10 percent depreciation of the U.S. dollar from March 31, 2003 market rates would decrease the unrealized value of the Company's forward contracts. In either scenario, the gains or losses on the forward contracts would be largely offset by the gains or losses on the underlying transactions, and therefore would have an immaterial impact on the Company's results of operations.

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

PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits included with this Form 10-Q are set forth on the Index to Exhibits

(b)  Reports on Form 8-K.

         On February 14, 2003, the Company filed a Form 8-K under Item 9, disclosing that certifications from the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) had accompanied the Company's Quarter Report on Form 10-Q for the quarterly period ended December 31, 2002.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:  MAY 15, 2003                           COMSHARE, INCORPORATED
                                                    (Registrant)




                                                /s/ Brian Jarzynski
                                                ----------------------------
                                                Brian Jarzynski
                                                Senior Vice President,
                                                Chief Financial Officer and
                                                Treasurer

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


Dated:  May 15, 2003                             /s/ Dennis G. Ganster
                                                 ---------------------------
                                                 Dennis G. Ganster
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)

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


Dated:  May 15, 2003                              /s/ Brian Jarzynski
                                                  ---------------------------
                                                  Brian Jarzynski
                                                  Senior Vice President,
                                                  Chief Financial Officer and
                                                  Treasurer
                                                  (Principal Financial Officer)

                                INDEX TO EXHIBITS



EXHIBIT NO.          DESCRIPTION

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.